Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1995-08-11
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                          2-62275-03 (1979-1)
                                          2-62275-04 (1979-2)


                    DYCO 1979 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact Name of Registrant as specified in its charter)


                                        41-1358013 (1979-1)
          Minnesota                     41-1358015 (1979-2)
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
         -------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)



                               (918) 583-1791
               ----------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X      No
                            ----       ---

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                       June 30,   December 31,
                                                         1995         1994
                                                     -----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .   $ 20,886       $ 83,662
             Accounts receivable - Related party  .        -           13,447
             Accrued oil and gas sales, including
               $49,672 and $44,294 due from
               related parties (Note 2) . . . . . .     57,375         45,523
                                                      --------       --------
                Total current assets  . . . . . . .   $ 78,261       $142,632

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .    228,420        266,548

          DEFERRED CHARGE . . . . . . . . . . . . .     74,172         74,172
                                                      --------       --------
                                                      $380,853       $483,352
                                                      ========       ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .   $  5,336       $  3,603
                                                      --------       --------
                Total current liabilities . . . . .   $  5,336       $  3,603

          ACCRUED LIABILITY . . . . . . . . . . . .     35,622         35,622

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               32 units . . . . . . . . . . . . . .      3,399          4,442
             Limited Partners, issued and outstanding,
               3,140 units  . . . . . . . . . . . .    336,496        439,685
                                                      --------       --------
                Total Partners' capital . . . . . .   $339,895       $444,127
                                                      --------       --------
                                                      $380,853       $483,352
                                                      ========       ========


                    The accompanying condensed notes are an
                  integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $82,882 and $111,692 of sales
               to related parties (Note 2)  . . . .     $135,329     $114,530
             Interest . . . . . . . . . . . . . . .          641          540
                                                        --------     --------
                                                        $135,970     $115,070
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 23,525     $ 24,217
             Depreciation, depletion, and amortiza-
               tion of oil and gas properties . . . .     24,240       23,553
             General and administrative (Note 2)  .       14,568       12,239
                                                        --------     --------
                                                        $ 62,333     $ 60,009
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 73,637     $ 55,061
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    736     $    550
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 72,901     $ 54,511
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     23     $     17
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                                        ========     ========





                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $161,419 and $216,301 of sales
               to related parties (Note 2)  . . . .     $217,590     $221,842
             Interest . . . . . . . . . . . . . . .        1,765          860
                                                        --------     --------
                                                        $219,355     $222,702
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 48,556     $ 46,642
             Depreciation, depletion, and amortiza-
               tion of oil and gas properties . . .       38,720       39,969
             General and administrative (Note 2)  .       30,131       27,254
                                                        --------     --------
                                                        $117,407     $113,865
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $101,948     $108,837
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $  1,019     $  1,088
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $100,929     $107,749
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     32     $     34
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                                        ========     ========




                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $101,948     $108,837
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortiza-
                 tion of oil and gas properties . . . .   38,720       39,969
               Decrease in accounts receivable - Related
                party . . . . . . . . . . . . . . .       13,447          -
               (Increase) decrease in accrued oil and
                gas sales . . . . . . . . . . . . .      (11,852)      22,937
               Increase (decrease) in accounts payable     1,733    (   1,034)
                                                        --------     --------
                Net cash provided by operating
                 activities                             $143,996     $170,709
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($    907)   ($ 17,688)
             Retirements of oil and gas properties           315          462
                                                        --------     --------
                Net cash used by investing activities  ($    592)   ($ 17,226)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .    ($206,180)   ($174,460)
                                                        --------     --------
                 Net cash used by financing
                  activities                           ($206,180)   ($174,460)
                                                        --------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 62,776)   ($ 20,977)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          83,662       33,773
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                        $ 20,886  $    12,796
                                                        ========     ========


                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                      June 30,   December 31,
                                                         1995         1994
                                                     -----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .   $101,907       $129,666
             Accrued oil and gas sales, including
               $51,338 and $125,752 due from
               related parties (Note 2) . . . . . .     93,321        149,136
                                                      --------       --------
                Total current assets  . . . . . . .   $195,228       $278,802

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .    450,077        521,263

          DEFERRED CHARGE . . . . . . . . . . . . .     57,442         57,442
                                                      --------       --------
                                                      $702,747       $857,507
                                                      ========       ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .   $  6,340       $  5,876
             Gas imbalance payable  . . . . . . . .      2,336          2,336
                                                      --------       --------
                Total current liabilities . . . . .   $  8,676       $  8,212

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               29 units . . . . . . . . . . . . . .      6,941          8,493
             Limited Partners, issued and outstanding,
               2,860 units  . . . . . . . . . . . .    687,130        840,802
                                                      --------       --------
                Total Partners' capital . . . . . .   $694,071       $849,295
                                                      --------       --------
                                                      $702,747       $857,507
                                                      ========       ========


                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $67,436 and $220,047 of sales
               to related parties (Note 2)  . . . .     $129,189     $251,024
             Interest . . . . . . . . . . . . . . .        1,909        1,517
                                                        --------     --------
                                                        $131,098     $252,541
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 28,900     $ 33,818
             Depreciation, depletion, and amortiza-
               tion of oil and gas properties . . .       29,728       66,712
             General and administrative (Note 2)  .       10,972        9,178
                                                        --------     --------
                                                        $ 69,600     $109,708
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 61,498     $142,833
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    615     $  1,429
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 60,883     $141,404
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     21     $     50
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                                        ========     ========




                       The accompanying condensed notes are an
                     integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $229,829 and $467,336 of sales
               to related parties (Note 2)  . . . .     $298,128     $513,027
             Interest . . . . . . . . . . . . . . .        4,138        3,931
                                                        --------     --------
                                                        $302,266     $516,958
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 59,762     $ 73,496
             Depreciation, depletion, and amortiza-
               tion of oil and gas properties . . .       71,186      117,754
             General and administrative (Note 2)  .       23,197       20,551
                                                        --------     --------
                                                        $154,145     $211,801
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $148,121     $305,157
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $  1,481     $  3,052
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $146,640     $302,105
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     51     $    106
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                                        ========     ========


                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $148,121     $305,157
             Adjustments to reconcile net income to net
               cash provided (used) by operating
               activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties  . . . .   71,186      117,754
               Decrease in accrued oil and gas sales      55,815       36,708
               Increase in accounts payable . . . .          464          298
               Decrease in related party payable  .          -      ( 696,695)
                                                        --------     --------
                Net cash provided (used) by operating
                  activities  . . . . . . . . . . .     $275,586    ($236,778)
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:

                Net cash used by investing activities   $    -      $     -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .    ($303,345)    $    -
                                                        --------     --------
                Net cash used by financing activities  ($303,345)    $    -
                                                        --------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 27,759)   ($236,778)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
           PERIOD                                        129,666      433,512
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                        $101,907     $196,734
                                                        ========     ========




                       The accompanying condensed notes are an
                     integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 the 1979-1 Program incurred such expenses totaling $30,131 and $27,254, respectively, of which $22,260 and $22,260 were paid to Dyco. During the six months ended June 30, 1995 and 1994 the 1979-2 Program incurred such expenses totaling $23,197 and $20,551, respectively, of which $15,606 and $15,606 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales for the 1979-1 Program totaled $161,419 and $216,301, respectively. At June 30, 1995 accrued oil and gas sales for the 1979-1 Program included $49,672 due from Premier. During the six months ended June 30, 1995 and 1994 these sales for the 1979-2 Program totaled $229,829 and $467,336, respectively. At June 30, 1995 accrued oil and gas sales for the 1979-2 Program included $51,338 due from Premier.

          3. CONTINGENCIES
             -------------

             On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco and another party in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells. The plaintiffs are alleging claims based on breach of contract, breach of fiduciary obligation, and unjust enrichment and are seeking an accounting and declaration as a third party beneficiary under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is proceeding in the matter. On January 18, 1994 the district court certified the matter as a class action and on November 29, 1994 the plaintiffs filed a motion for summary judgment in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit.

             On October 21, 1994 a royalty owner filed a class action lawsuit against an affiliate of Dyco and other parties in which he alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 program's wells. The plaintiffs are alleging claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud, and are seeking an accounting. The plaintiffs have not quantified the amount of their damages, but they are seeking actual and punitive damages, interest and costs. On November 17, 1994 the defendants filed a special appearance and motion to dismiss for lack of venue. The court then entered an order transferring venue to Oklahoma District Court. Discovery is proceeding and the affiliate intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

               The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

                1979-1 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                  Three months ended June 30,
                                                  ---------------------------
                                                        1995       1994
                                                        ----       ----
                  Oil and gas sales                   $135,329   $114,530
                  Oil and gas production expenses     $ 23,525   $ 24,217
                  Barrels produced                         463        184
                  Mcf produced                          92,335     64,740
                  Average price/Bbl                   $  18.59   $  15.42
                  Average price/Mcf                   $   1.37   $   1.73

               As shown in the table, oil and natural gas sales increased by 18.2% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from the increases in the volumes of oil and natural gas sold and the increase in the average price of oil sold, partially offset by the decrease in the average price of natural gas sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold increased 279 barrels and 27,595 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The increase in the volumes of oil sold resulted primarily from positive prior period volume adjustments from a purchaser on one well during the three months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments from a purchaser on another well during the three months ended June 30, 1995. Average oil prices increased to $18.59 per barrel for the three months ended June 30, 1995 from $15.42 per barrel for the three months ended June 30, 1994, while average natural gas prices decreased to $1.37 per Mcf for the three months ended June 30, 1995 from $1.73 per Mcf for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 17.4% for the three months ended June 30, 1995 from 21.1% for the three months ended June 30, 1994. This percentage decrease was primarily due to the increase in the volumes of oil and natural gas sold as a result of the prior period oil and gas volume adjustments discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense decreased slightly to 17.9% for the three months ended June 30, 1995 from 20.6% for the three months ended June 30, 1994. This percentage decrease was primarily the result of a significant upward revision in the estimate of the 1979-1 Program's remaining natural gas reserves.

               General and administrative expenses increased $2,239 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted primarily from an increase in the 1979-1 Program's professional fees during the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.8% for the three months ended June 30, 1995 compared to 10.7% for the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                  Six months ended June 30,
                                                  -------------------------
                                                       1995     1994
                                                       ----       ----
                  Oil and gas sales                  $217,590   $221,842
                  Oil and gas production expenses    $ 48,556   $ 46,642
                  Barrels produced                        591        369
                  Mcf produced                        151,830    117,148
                  Average price/Bbl                  $  18.27   $  15.02
                  Average price/Mcf                  $   1.36   $   1.85

               As shown in the table, oil and natural gas sales decreased slightly by 1.9% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold, partially offset by the increase in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold increased 222 barrels and 34,682 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase in the volumes of oil sold resulted from positive prior period volume adjustments from a purchaser on one well during the six months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments from a purchaser on another well during the six months ended June 30, 1995. Average oil prices increased to $18.27 per barrel for the six months ended June 30, 1995 from $15.02 per barrel for the six months ended June 30, 1994, while average natural gas prices decreased to $1.36 per Mcf for the six months ended June 30, 1995 from $1.85 per Mcf for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $1,914 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase resulted primarily from an increase in the volumes of oil and gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.3% for the six months ended June 30, 1995 compared to 21.0% for the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased slightly by $1,249 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from a significant upward revision in the estimate of the 1979-1 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense remained relatively constant at 17.8% for the six months ended June 30, 1995 compared to 18.0% for the six months ended June 30, 1994.

               General and administrative expenses increased $2,877 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted primarily from the increase in the 1979-1 Program's professional fees during the six months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of oil and gas sales, these expenses increased slightly to 13.8% for the six months ended June 30, 1995 from 12.3% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               1979-2 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                Three months ended June 30,
                                                ---------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                  $129,189   $251,024
                  Oil and gas production expenses    $ 28,900   $ 33,318
                  Barrels produced                        393        656
                  Mcf produced                         69,394    136,823
                  Average price/Bbl                  $  16.66   $  15.23
                  Average price/Mcf                  $   1.77   $   1.76

               As shown in the table, oil and natural gas sales decreased 48.5% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 263 barrels and 67,429 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in the volumes of oil sold was primarily the result of a significant positive prior period volume adjustment from a purchaser on one well during the three months ended June 30, 1994. The decrease in the volumes of natural gas sold resulted primarily from a negative prior period volume adjustment from a purchaser on another well during the three months ended June 30, 1995. Average natural gas prices remained relatively constant at $1.77 per Mcf for the three months ended June 30, 1995 as compared to $1.76 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $16.66 per barrel for the three months ended June 30, 1995 from $15.23 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,418 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.4% for the three months ended June 30, 1995 from 13.3% for the three months ended June 30, 1994. This percentage increase was primarily a result of the fixed nature of a majority of lease operating expenses incurred during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $36,984 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily the result of an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves and the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense decreased to 23.0% for the three months ended June 30, 1995 from 26.6% for the three months ended June 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense related to the upward revision in the estimate of reserves as discussed above.

               General and administrative expenses increased $1,794 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted primarily from an increase in the 1979-2 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 8.5% for the three months ended June 30, 1995 from 3.7% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                 Six months ended June 30,
                                                 -------------------------
                                                      1995      1994
                                                      ----      ----

                  Oil and gas sales                 $298,128  $513,027
                  Oil and gas production expenses   $ 59,762  $ 73,496
                  Barrels produced                       777     1,696
                  Mcf produced                       197,284   259,365
                  Average price/Bbl                 $  16.38  $  14.87
                  Average price/Mcf                 $   1.45  $   1.88

               As shown in the table, oil and natural gas sales decreased by 41.9% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Volumes of oil and natural gas sold decreased 919 barrels and 62,081 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in the volumes of oil sold was primarily the result of a significant positive prior period volume adjustment from a purchaser on one well during the six months ended June 30, 1994. The decrease in the volumes of natural gas sold resulted primarily from a negative prior period volume adjustment from a purchaser on another well during the six months ended June 30, 1995. Average natural gas prices decreased to $1.45 per Mcf for the six months ended June 30, 1995 from $1.88 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $16.38 per barrel for the six months ended June 30, 1994 from $14.87 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,734 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of oil and gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 20.0% for the six months ended June 30, 1995 from 14.3% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $46,568 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves and the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 23.9% for the six months ended June 30, 1995 compared to 23.0% for the six months ended June 30, 1994.

               General and administrative expenses increased $2,646 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted primarily from an increase in the 1979-2 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 7.8% for the six months ended June 30, 1995 from 4.0% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION
                                        General Partner




          Date:  August 10, 1995   By:       /s/Dennis R. Neill
                                        -----------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



          Date:  August 10, 1995   By:   /s/Patrick M. Hall
                                        ------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                             Controller
                                             Principal Accounting Officer