Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1995-08-24
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended               Commission File Number
         March 31, 1995                    2-62275-03 (1979-1)
                                           2-62275-04 (1979-2)


                    DYCO 1979 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact Name of Registrant as specified in its charter)


                                            41-1358013 (1979-1)
          Minnesota                         41-1358015 (1979-2)
     (State or other jurisdiction        (I.R.S. Employer Identification
    of incorporation or organization)             Number)



        Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
      -----------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)



                            (918) 583-1791
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X     No
                              ----           ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                      March 31,   December 31,
                                                         1995         1994
                                                     ------------ ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .   $ 37,109       $ 83,662
             Accounts receivable - Related party  .        -           13,447
             Accrued oil and gas sales, including
               $33,512 and $44,294 due from
               related parties (Note 2) . . . . . .     38,513         45,523
                                                      --------       --------
                Total current assets  . . . . . . .   $ 75,622       $142,632

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .    252,068        266,548

          DEFERRED CHARGE . . . . . . . . . . . . .     74,172         74,172
                                                      --------       --------
                                                      $401,862       $483,352
                                                      ========       ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .   $  4,822       $  3,603
                                                      --------       --------
                Total current liabilities . . . . .   $  4,822       $  3,603

          ACCRUED LIABILITY . . . . . . . . . . . .     35,622         35,622

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               32 units . . . . . . . . . . . . . .      3,615          4,442
             Limited Partners, issued and outstanding,
               3,140 units  . . . . . . . . . . . .    357,803        439,685
                                                      --------       --------
                Total Partners' capital . . . . . .   $361,418       $444,127
                                                      --------       --------
                                                      $401,862       $483,352
                                                      ========       ========
               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $78,537 and $104,609 of sales
               to related parties (Note 2)  . . . .      $82,261     $107,312
             Interest . . . . . . . . . . . . . . .        1,124          320
                                                         -------     --------
                                                         $83,385     $107,632
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $25,031     $ 22,425
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       14,480       16,416
             General and administrative (Note 2)  .       15,563       15,015
                                                         -------     --------
                                                         $55,074     $ 53,856
                                                         -------     --------
          NET INCOME  . . . . . . . . . . . . . . .      $28,311     $ 53,776
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $   283     $    538
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income . . .      $28,028     $ 53,238
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $     9     $     17
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                                         =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 28,311      $53,776
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                 of oil and gas properties . . . . . .    14,480       16,416
               Decrease in receivable from related party  13,447          -
               Decrease in accrued oil and gas sales       7,010       15,195
               Increase (decrease) in accounts payable     1,219         (607)
                                                        --------      -------
                Net cash provided by operating
                   activities                           $ 64,467      $84,780
                                                        --------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     $    -       ($ 1,274)
             Retirements of oil and gas properties           -            462
                                                        --------      -------
                Net cash used by investing activities   $    -       ($   812)
                                                        --------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .    ($111,020)    ($63,440)
                                                        --------      -------
                 Net cash used by financing activities ($111,020)    ($63,440)
                                                        --------      -------

          NET (DECREASE) INCREASE IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .    ($ 46,553)     $20,528

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       83,662       33,773
                                                        --------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 37,109      $54,301
                                                        ========      =======
               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                      March 31,   December 31,
                                                         1995         1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .   $121,866       $129,666
             Accrued oil and gas sales, including
               $93,072 and $125,752 due from
               related parties (Note 2) . . . . . .     97,313        149,136
                                                      --------       --------
                Total current assets  . . . . . . .   $219,179       $278,802

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .    479,805        521,263

          DEFERRED CHARGE . . . . . . . . . . . . .     57,442         57,442
                                                      --------       --------
                                                      $756,426       $857,507
                                                      ========       ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .   $  5,957       $  5,876
             Gas imbalance payable  . . . . . . . .      2,336          2,336
                                                      --------       --------
                Total current liabilities . . . . .   $  8,293       $  8,212

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               29 units . . . . . . . . . . . . . .      7,481          8,493
             Limited Partners, issued and outstanding,
               2,860 units  . . . . . . . . . . . .    740,652        840,802
                                                      --------       --------
                Total Partners' capital . . . . . .   $748,133       $849,295
                                                      --------       --------
                                                      $756,426       $857,507
                                                      ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $162,393 and $247,289 of sales
               to related parties (Note 2)  . . . .     $168,939     $262,003
             Interest . . . . . . . . . . . . . . .        2,229        2,414
                                                        --------     --------
                                                        $171,168     $264,417
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 30,862     $ 39,678
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       41,458       51,042
             General and administrative (Note 2)  .       12,225       11,373
                                                        --------     --------
                                                        $ 84,545     $102,093
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 86,623     $162,324
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    866     $  1,623
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 85,757     $160,701
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     30     $     56
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                                        ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 86,623     $162,324
             Adjustments to reconcile net income to net
               cash provided (used) by operating activities:
               Depreciation, depletion, and amortization of
                oil and gas properties  . . . . . .       41,458       51,042
               Decrease in accrued oil and gas sales      51,823       14,171
               Increase in accounts payable . . . .           81          371
               Decrease in related party payable  .          -      ( 500,000)
                                                        --------     --------
                Net cash provided (used) by operating
                  activities  . . . . . . . . . . .     $179,985    ($272,092)
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:

                Net cash used by investing activities   $    -       $    -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .    ($187,785)    $    -
                                                        --------     --------
                Net cash used by financing activities  ($187,785)    $    -
                                                        --------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS    ($  7,800)   ($272,092)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
              PERIOD                                     129,666      433,512
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $121,866     $161,420
                                                        ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     March 31, 1995
                                      (UNAUDITED)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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


          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 the 1979-1 Program incurred such expenses totaling $15,563 and $15,015, respectively, of which $11,130 and $11,130 were paid to Dyco. During the three months ended March 31, 1995 and 1994 the 1979-2 Program incurred such expenses totaling $12,225 and $11,373, respectively, of which $7,803 and $7,803 were paid to Dyco. Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales for the 1979-1 Program totaled $78,537 and $104,609, respectively. At March 31, 1995 accrued oil and gas sales for the 1979-1 Program included $33,512 due from Premier. During the three months ended March 31, 1995 and 1994 these sales for the 1979-2 Program totaled $162,393 and $247,289, respectively. At March 31, 1995 accrued oil and gas sales for the 1979-2 Program included $93,072 due from Premier.

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

             On October 21, 1994 a royalty owner filed a class action lawsuit against Samson Resources Company and other parties in which he alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 program's wells. The plaintiffs are alleging claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud, and are seeking an accounting. The plaintiffs have not quantified the amount of their damages, but they are seeking actual and punitive damages, interest and costs. On November 17, 1994 the defendants filed a special appearance and motion to dismiss for lack of venue. The court then entered an order transferring venue to Oklahoma District Court. Discovery is proceeding and Samson Resources Company intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit.

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


          RESULTS OF OPERATIONS
          ---------------------

                1979-1 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                 Three Months ended March 31,
                                                 ----------------------------
                                                    1995          1994
                                                    ----          ----
                  Oil and gas sales                $82,261      $107,312
                  Oil and gas production expenses  $25,031      $ 22,425
                  Barrels produced                     128           185
                  Mcf produced                      59,495        52,408
                  Average price/Bbl                $ 17.12      $  14.61
                  Average price/Mcf                $  1.35      $   2.00

               As shown in the table, oil and natural gas sales decreased 23.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted from a decrease in the average price of natural gas sold and a decrease in the volume of oil sold, offset by an increase in the average price of oil sold and an increase in the volumes of natural gas sold. Volumes of natural gas sold increased 7,087 Mcf for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, while volumes of oil sold decreased by 57 barrels for the three months ended March 31, 1995 as compared to the similar period in 1994. Average oil prices increased to $17.12 per barrel for the three months ended March 31, 1995 from $14.61 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.35 per Mcf for the three months ended March 31, 1995 from $2.00 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $2,606 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 30.4% for the three months ended March 31, 1995 from 20.9% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion and amortization of oil and gas properties decreased slightly by $1,936 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased slightly to 17.6% for the three months ended March 31, 1995 from 15.3% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 18.9% for the three months ended March 31, 1995 from 14.0% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               1979-2 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                Three Months ended March 31,
                                                ----------------------------
                                                    1995        1994
                                                    ----        ----
                  Oil and gas sales               $168,939    $262,003
                  Oil and gas production expenses $ 30,862    $ 39,678
                  Barrels produced                     384       1,040
                  Mcf produced                     127,890     122,542
                  Average price/Bbl               $  16.10    $  14.64
                  Average price/Mcf               $   1.27    $   2.01

               As shown in the table, oil and natural gas sales decreased by 35.5% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted from a decrease in the volume of oil sold and a decrease in the average price of natural gas sold, partially offset by an increase in the volume of natural gas sold and an increase in the average price of oil sold. Volumes of natural gas sold increased 5,348 Mcf for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, while volumes of oil sold decreased 656 barrels for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in the volumes of oil sold was primarily a result of significant positive prior period volume adjustments from a purchaser on one well during the three months ended March 31, 1994. Average natural gas prices decreased to $1.27 per Mcf for the three months ended March 31, 1995 from $2.01 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $16.10 per barrel for the three months ended March 31, 1995 from $14.64 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,816 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily due to a decrease in production taxes from the decrease in the average prices of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased slightly to 18.3% for the three months ended March 31, 1995 from 15.1% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion and amortization of oil and gas properties decreased $9,584 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily due to an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased to 24.5% for the three months ended March 31, 1995 from 19.5% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 7.2% for the three months ended March 31, 1995 from 4.3% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




      Date:  August 24, 1995   By:        /s/Dennis R.  Neill
                                     ----------------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



     Date:  August 24, 1995   By:        /s/Patrick M. Hall
                                      -----------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President  -
                                               Controller
                                             Principal Accounting Officer