Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1995-11-14
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                  2-62275-03 (1979-1)
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
                              (Unaudited)


                                ASSETS

                                        September 30,   December 31,
                                            1995            1994
                                        --------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $  5,266      $ 83,662
   Accounts receivable - related party  .         -          13,447
   Accrued oil and gas sales, including
     $38,665 and $44,294 due from
     related parties (Note 2) . . . . . .      48,416        45,523
                                             --------      --------
      Total current assets  . . . . . . .    $ 53,682      $142,632

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     281,498       266,548

DEFERRED CHARGE . . . . . . . . . . . . .      74,172        74,172
                                             --------      --------
                                             $409,352      $483,352
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $ 16,697      $  3,603
                                             --------      --------
      Total current liabilities . . . . .    $ 16,697      $  3,603

ACCRUED LIABILITY . . . . . . . . . . . .      35,622        35,622

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     32 units . . . . . . . . . . . . . .       3,571         4,442
   Limited Partners, issued and outstanding,
     3,140 units  . . . . . . . . . . . .     353,462       439,685
                                             --------      --------
      Total Partners' capital . . . . . .    $357,033      $444,127
                                             --------      --------
                                             $409,352      $483,352
                                             ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                 1995        1994
                                               --------    ---------

REVENUES:
   Oil and gas sales, including
     $71,688 and $97,411 of sales
     to related parties (Note 2)  . . . .      $74,304     $100,862
   Interest . . . . . . . . . . . . . . .          249           89
                                               -------     --------
                                               $74,553     $100,951
                                               -------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $25,634     $ 26,930
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    19,667        8,254
   General and administrative (Note 2)  .       12,114       12,530
                                               -------     --------
                                               $57,415     $ 47,714
                                               -------     --------

NET INCOME  . . . . . . . . . . . . . . .      $17,138     $ 53,237
                                               =======     ========
GENERAL PARTNER (1%) - net income . . . .      $   171     $    533
                                               =======     ========
LIMITED PARTNERS (99%) - net income . . .      $16,967     $ 52,704
                                               =======     ========
NET INCOME PER UNIT . . . . . . . . . . .      $     5     $     17
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                               =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                 1995        1994
                                               --------    ---------

REVENUES:
   Oil and gas sales, including
     $233,107 and $313,712 of sales
     to related parties (Note 2)  . . . .     $291,894     $322,704
   Interest . . . . . . . . . . . . . . .        2,014          949
                                              --------     --------
                                              $293,908     $323,653
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 74,190     $ 73,572
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    58,387       48,223
   General and administrative (Note 2)  .       42,245       39,784
                                              --------     --------
                                              $174,822     $161,579
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $119,086     $162,074
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,191     $  1,621
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $117,895     $160,453
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     38     $     51
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                              ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $119,086     $162,074
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortiza-
       tion of oil and gas properties . .       58,387       48,223
     Decrease (increase) in receivable from
       related party  . . . . . . . . . .       13,447    (  29,069)
     (Increase) decrease in accrued oil and
       gas sales  . . . . . . . . . . . .    (   2,893)      25,262
     Increase (decrease) in accounts payable    13,094    (     458)
                                              --------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . . . . $201,121     $206,032
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 75,898)   ($  1,274)
   Retirements of oil and gas properties         2,561          462
                                              --------     --------
      Net cash used by investing
        activities. . . . . . . . . . . .    ($ 73,337)   ($    812)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($206,180)   ($237,900)
                                              --------     --------
       Net cash used by financing
         activities                          ($206,180)   ($237,900)
                                              --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 78,396)   ($ 32,680)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                       83,662       33,773
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  5,266     $  1,093
                                              ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                        September 30,   December 31,
                                            1995            1994
                                        --------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .   $ 98,469       $129,666
   Accrued oil and gas sales, including
     $44,778 and $125,752 due from
     related parties (Note 2) . . . . . .     56,057        149,136
                                            --------       --------
      Total current assets  . . . . . . .   $154,526       $278,802

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .    432,608        521,263

DEFERRED CHARGE . . . . . . . . . . . . .     57,442         57,442
                                            --------       --------
                                            $644,576       $857,507
                                            ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .   $  6,224       $  5,876
   Gas imbalance payable  . . . . . . . .      2,336          2,336
                                            --------       --------
      Total current liabilities . . . . .   $  8,560       $  8,212

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     29 units . . . . . . . . . . . . . .      6,360          8,493
   Limited Partners, issued and outstanding,
     2,860 units  . . . . . . . . . . . .    629,656        840,802
                                            --------       --------
      Total Partners' capital . . . . . .   $636,016       $849,295
                                            --------       --------
                                            $644,576       $857,507
                                            ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $58,272 and $228,678 of sales
     to related parties (Note 2)  . . . .      $62,550     $266,225
   Interest . . . . . . . . . . . . . . .        1,161        2,228
                                               -------     --------
                                               $63,711     $268,453
                                               -------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $23,336     $ 40,719
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    17,469       43,097
   General and administrative (Note 2)  .        8,736        8,996
                                               -------     --------
                                               $49,541     $ 92,812
                                               -------     --------

NET INCOME  . . . . . . . . . . . . . . .      $14,170     $175,641
                                               =======     ========
GENERAL PARTNER (1%) - net income . . . .      $   142     $  1,756
                                               =======     ========
LIMITED PARTNERS (99%) - net income . . .      $14,028     $173,885
                                               =======     ========
NET INCOME PER UNIT . . . . . . . . . . .      $     5     $     60
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                               =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $288,101 and $696,014 of sales
     to related parties (Note 2)  . . . .     $360,678     $779,252
   Interest . . . . . . . . . . . . . . .        5,299        6,159
                                              --------     --------
                                              $365,977     $785,411
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 83,098     $114,215
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    88,655      160,851
   General and administrative (Note 2)  .       31,933       29,547
                                              --------     --------
                                              $203,686     $304,613
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $162,291     $480,798
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,623     $  4,808
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $160,668     $475,990
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     56     $    166
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                              ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $162,291     $480,798
   Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . .       88,655      160,851
     Decrease in accrued oil and gas sales      93,079       48,786
     Increase (decrease) in accounts payable       348    (     151)
     Decrease in related party payable  .          -      ( 696,695)
                                              --------     --------
      Net cash provided (used) by operating
        activities  . . . . . . . . . . .     $344,373    ($  6,411)
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     $    -      ($  1,211)
                                              --------     --------
      Net cash used by investing activities   $    -      ($  1,211)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($375,570)   ($274,455)
                                              --------     --------
      Net cash used by financing activities  ($375,570)   ($274,455)
                                              --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 31,197)   ($282,077)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                      129,666      433,512
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 98,469     $151,435
                                              ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 the 1979-1 Program incurred such expenses totaling $12,114 and $12,530, respectively, of which $11,130 and $11,130 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1979-1 Program incurred such expenses totaling $42,245 and $39,784, respectively, of which $33,390 and $33,390 were paid to Dyco. During the three months ended September 30, 1995 and 1994 the 1979-2 Program incurred such expenses totaling $8,736 and $8,996, respectively, of which $7,803 and $7,803 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1979-2 Program incurred such expenses totaling $31,933 and $29,547, respectively, of which $23,409 and $23,409 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales for the 1979-1 Program totaled $71,688 and $97,411, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1979-1 Program totaled $233,107 and $313,712, respectively. At September 30, 1995 accrued oil and gas sales for the 1979-1 Program included $38,665 due from Premier. During the three months ended September 30, 1995 and 1994 these sales for the 1979-2 Program totaled $58,272 and $228,678, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1979-2 Program totaled $288,101 and $696,014, respectively. At September 30, 1995 accrued oil and gas sales for the 1979-2 Program included $44,778 due from Premier.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a
     positive  economic  impact.   Over  the last  several  years, the
     domestic energy industry and the Programs have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

      1979-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995         1994
                                        ----         ----
        Oil and gas sales              $74,304     $100,862
        Oil and gas production
          expenses                     $25,634     $ 26,930
        Barrels produced                   148          191
        Mcf produced                    59,736       65,302
        Average price/Bbl              $ 17.68     $  18.07
        Average price/Mcf              $  1.20     $   1.49

     As shown in the table, oil and natural gas sales decreased by 26.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 43 barrels and 5,566 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30,

     1994. Average oil and natural gas prices decreased to $17.68 per barrel and $1.20 per Mcf, respectively, for the three months ended September 30, 1995 from $18.07 per barrel and $1.49 per Mcf, respectively, for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $1,296 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 34.5% for the three months ended September 30, 1995 from 26.7% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $11,413 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of the increase in oil and gas properties subject to amortization as a result of recent recompletion and workover activities on an existing well and a decrease in the valuation of the 1979-1 Program's remaining natural gas reserves for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 26.5% for the three months ended September 30, 1995 from 8.2% for the three months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase related to the increase in the oil and gas properties subject to amortization as discussed above and the decrease in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 16.3% for the three months ended September 30, 1995 compared to 12.4% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                    --------------------------------
                                        1995        1994
                                        ----        ----
        Oil and gas sales             $291,894    $322,704
        Oil and gas production
            expenses                  $ 74,190    $ 73,572
        Barrels produced                   739          560
        Mcf produced                   211,566      182,450
        Average price/Bbl             $  18.15     $  16.06
        Average price/Mcf             $   1.32     $   1.72

     As shown in the table, oil and natural gas sales decreased 9.5% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted from the decrease in the average price of natural gas sold, partially offset by the increase in the volumes of oil and natural gas sold and the increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold increased 179 barrels and 29,116 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments from a purchaser on one well during the nine months ended September 30, 1995. Average oil prices increased to $18.15 per barrel for the nine months ended September 30, 1995 from $16.06 per barrel for the nine months ended September 30, 1994, while average natural gas prices decreased to $1.32 per Mcf for the nine months ended September 30, 1995 from $1.72 per Mcf for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 25.4% for the nine months ended September 30, 1995 from 22.8% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased by $10,164 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily a result of the increase in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 20.0% for the nine months ended September 30, 1995 compared to 14.9% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $2,461 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the 1979-1 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 14.5% for the nine months ended September 30, 1995 from 12.3% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

1979-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                  Three months ended September 30,
                                 --------------------------------
                                        1995         1994
                                        ----         ----
        Oil and gas sales             $ 62,550     $266,225
        Oil and gas production
          expenses                    $ 23,336     $ 40,719
        Barrels produced                   224          830
        Mcf produced                    44,924      157,046
        Average price/Bbl             $  19.10     $  17.51
        Average price/Mcf             $   1.30     $   1.60

     As shown in the table, oil and natural gas sales decreased by 76.5% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 606 barrels and 112,122 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in the volumes of oil sold was primarily a result of a significant positive prior period volume adjustments from a purchaser on one well during the three months ended September 30, 1994. The decrease in the volumes of natural gas sold resulted primarily from gas balancing adjustments on an underproduced well during the three months ended September 30, 1994. Average natural gas prices decreased to $1.30 per Mcf for the three months ended September 30, 1995 compared to $1.60 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $19.10 per barrel for the three months ended September 30, 1995 compared to an average of $17.51 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,383 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from lower production taxes due to the decrease in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 37.3% for the three months ended September 30, 1995 from 15.3% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the volumes and average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $25,628 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This dollar decrease was primarily a result of (i) an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves and (ii) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 27.9% for the three months ended September 30, 1995 from 16.2% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 14.0% for the three months ended September 30, 1995 from 3.4% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decreases in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                         1995        1994
                                         ----        ----
        Oil and gas sales             $360,678     $779,252
        Oil and gas production
          expenses                    $ 83,098     $114,215
        Barrels produced                 1,001        2,526
        Mcf produced                   242,208      416,411
        Average price/Bbl             $  16.99     $  15.73
        Average price/Mcf             $   1.42     $   1.78

     As shown in the table, oil and natural gas sales decreased by 53.7% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 1,525 barrels and 174,203 Mcf for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil sold was primarily a result of significant positive prior period volume adjustments from a purchaser on one well during the nine months ended September 30, 1994. The decrease in volumes of natural gas sold primarily resulted from gas balancing adjustments on an underproduced well during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.42 per Mcf for the nine months ended September 30, 1995 from $1.78 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $16.99 per barrel for the nine months ended September 30, 1995 from $15.73 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,117 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from lower production taxes due to the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 23.0% for the nine months ended September 30, 1995 from 14.7% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decreases in the volumes and average price of natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $72,196 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar decrease was primarily a result of (i) an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves and (ii) the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased slightly to 24.6% for the nine months ended September 30, 1995 from 20.6% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $2,386 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the 1979-2 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 8.9% for the nine months ended September 30, 1995 from 3.8% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decreases in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                           PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                           PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  November 13, 1995      By:        /s/Dennis R. Neill
                              --------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:  November 13, 1995      By:        /s/Patrick M. Hall
                                   ----------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer