Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1996-05-06
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1996                   2-62275-03 (1979-1)
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
                              (Unaudited)


                                ASSETS

                                            March 31,   December 31,
                                              1996          1995
                                           -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 32,923      $ 32,509
   Accrued oil and gas sales, including
     $64,832 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      83,228        74,181
                                             --------      --------
      Total current assets  . . . . . . .    $116,151      $106,690

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     273,434       291,717

DEFERRED CHARGE . . . . . . . . . . . . .      69,409        69,409
                                             --------      --------
                                             $458,994      $467,816
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  5,595      $  6,802
   Gas imbalance payable  . . . . . . . .      13,323        13,323
                                             --------      --------
      Total current liabilities . . . . .    $ 18,918      $ 20,125

ACCRUED LIABILITY . . . . . . . . . . . .      38,124        38,124

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     32 units . . . . . . . . . . . . . .       4,020         4,096
   Limited Partners, issued and outstanding,
     3,140 units  . . . . . . . . . . . .     397,932       405,471
                                             --------      --------
      Total Partners' capital . . . . . .    $401,952      $409,567
                                             --------      --------
                                             $458,994      $467,816
                                             ========      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                 1996        1995
                                               --------    ---------

REVENUES:
   Oil and gas sales, including
     $78,537 of sales to related
     parties in 1995 (Note 2) . . . . . .     $129,117      $82,261
   Interest . . . . . . . . . . . . . . .          500        1,124
                                              --------      -------
                                              $129,617      $83,385
                                              --------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 24,278      $25,031
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       17,751       14,480
   General and administrative (Note 2)  .       15,903       15,563
                                              --------      -------
                                              $ 57,932      $55,074
                                              --------      -------

NET INCOME  . . . . . . . . . . . . . . .     $ 71,685      $28,311
                                              ========      =======
GENERAL PARTNER (1%) - net income . . . .     $    717      $   283
                                              ========      =======
LIMITED PARTNERS (99%) - net income . . .     $ 70,968      $28,028
                                              ========      =======
NET INCOME PER UNIT . . . . . . . . . . .     $     23      $     9
                                              ========      =======
UNITS OUTSTANDING . . . . . . . . . . . .        3,172        3,172
                                              ========      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                1996         1995
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .      $71,685     $ 28,311
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
       of oil and gas properties  . . . .       17,751       14,480
     Decrease in receivable from related party     -         13,447
     (Increase) decrease in accrued oil and
       gas sales  . . . . . . . . . . . .     (  9,047)       7,010
     Increase (decrease) in accounts payable  (  1,207)       1,219
                                               -------     --------
      Net cash provided by operating
      activities  . . . . . . . . . . . .      $79,182     $ 64,467
                                               -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Retirements of oil and gas properties       $   532     $    -
                                               -------     --------
      Net cash provided by investing
      activities  . . . . . . . . . . . .      $   532     $    -
                                               -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     ($79,300)   ($111,020)
                                               -------     --------
       Net cash used by financing activities  ($79,300)   ($111,020)
                                               -------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .      $   414    ($ 46,553)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .       32,509       83,662
                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .      $32,923     $ 37,109
                                               =======     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                            March 31,   December 31,
                                              1996          1995
                                           -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .   $112,900       $105,766
   Accrued oil and gas sales, including
     $71,862 due from related parties
     in 1995 (Note 2) . . . . . . . . . .    102,680         91,623
                                            --------       --------
      Total current assets  . . . . . . .   $215,580       $197,389

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .    410,595        440,361

DEFERRED CHARGE . . . . . . . . . . . . .     67,617         67,617
                                            --------       --------
                                            $693,792       $705,367
                                            ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .   $  5,899       $  6,417
   Gas imbalance payable  . . . . . . . .     36,359         36,359
                                            --------       --------
      Total current liabilities . . . . .   $ 42,258       $ 42,776

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     29 units . . . . . . . . . . . . . .      6,515          6,626
   Limited Partners, issued and outstanding,
     2,860 units  . . . . . . . . . . . .    645,019        655,965
                                            --------       --------
      Total Partners' capital . . . . . .   $651,534       $662,591
                                            --------       --------
                                            $693,792       $705,367
                                            ========       ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                1996         1995
                                              ---------   ----------

REVENUES:
   Oil and gas sales, including
     $162,393 of sales to related
     parties in 1995 (Note 2) . . . . . .     $174,483     $168,939
   Interest . . . . . . . . . . . . . . .        1,325        2,229
                                              --------     --------
                                              $175,808     $171,168
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 28,282     $ 30,862
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       30,631       41,458
   General and administrative (Note 2)  .       12,392       12,225
                                              --------     --------
                                              $ 71,305     $ 84,545
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $104,503     $ 86,623
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $  1,045     $    866
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $103,458     $ 85,757
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     36     $     30
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        2,889        2,889
                                              ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $104,503     $ 86,623
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       30,631       41,458
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  11,057)      51,823
     Increase (decrease) in accounts payable (     518)          81
                                              --------     --------
      Net cash provided by operating
      activities  . . . . . . . . . . . .     $123,559     $179,985
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($    865)    $    -
                                              --------     --------
      Net cash used by investing
      activities  . . . . . . . . . . . .    ($    865)    $    -
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($115,560)   ($187,785)
                                              --------     --------
      Net cash used by financing
      activities  . . . . . . . . . . . .    ($115,560)   ($187,785)
                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .     $  7,134    ($  7,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      105,766      129,666
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $112,900     $121,866
                                              ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 the 1979-1 Program incurred such expenses totaling $15,903 and $15,563, respectively, of which $11,130 and $11,130 were paid to Dyco. During the three months ended March 31, 1996 and 1995 the 1979-2 Program incurred such expenses totaling $12,392 and $12,225, respectively, of which $7,803 and $7,803 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended March 31, 1995 these sales for the 1979-1 Program totaled $78,537. At December 31, 1995, accrued oil and gas sales for the 1979-1 Program included $64,832 due from Premier. During the three months ended March 31, 1995 these sales for the 1979-2 Program totaled $162,393. At December 31, 1995, accrued oil and gas sales for the 1979-2 Program included $71,862 due from Premier.


3. CONTINGENCIES
   -------------
   On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco and another party in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells. The plaintiffs are alleging claims based on breach of contract, breach of fiduciary obligation, and unjust enrichment and are seeking an accounting and declaration as a third party beneficiary under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is proceeding in the matter. On January 18, 1994 the district court certified the matter as a class action and on November 29, 1994 the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the 1979-2 Program.

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


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


RESULTS OF OPERATIONS
- ---------------------

      1979-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                   Three months ended March 31,
                                   -----------------------------
                                        1996         1995
                                        ----         ----
        Oil and gas sales             $129,117      $82,261
        Oil and gas production
           expenses                   $ 24,278      $25,031
        Barrels produced                    62          128
        Mcf produced                    69,720       59,495
        Average price/Bbl             $  19.63      $ 17.12
        Average price/Mcf             $   1.83      $  1.35

     As shown in the table, oil and natural gas sales increased 57.0% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted from increases in the average prices of oil and natural gas sold and the increase in the volumes of natural gas sold, partially offset by the decrease in the volumes of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased 10,225 Mcf, while volumes of oil sold decreased by 66 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in the volumes of natural gas sold was primarily the result of increased production on a well during the three months ended March 31, 1996 as a result of recent recompletion activities which improved the production capabilities of the well. Average oil and natural gas prices increased to $19.63 per barrel and $1.83 per Mcf for the three months ended March 31, 1996 from averages of $17.12 per barrel and $1.35 per Mcf for the three months ended March 31, 1995.


     Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $753 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease resulted primarily from decreased general repair and maintenance expenses during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended March 31, 1996 from 30.4% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $3,271 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase resulted primarily from the increase in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.8% for the three months ended March 31, 1996 from 17.6% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the three months ended March 31, 1996 from 18.9% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     1979-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                   Three months ended March 31,
                                   -----------------------------
                                        1996         1995
                                        ----         ----
        Oil and gas sales             $174,483     $168,939
        Oil and gas production
           expenses                   $ 28,282     $ 30,862
        Barrels produced                   358          384
        Mcf produced                    82,705      127,890
        Average price/Bbl             $  18.69     $  16.10
        Average price/Mcf             $   2.03     $   1.27

     As shown in the table, oil and natural gas sales increased by 3.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, partially offset by the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 26 barrels and 45,185 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from balancing adjustments on a well as a result of revisions in the estimate of the well's remaining natural gas reserves. Average oil and natural gas prices increased to $18.69 per barrel and $2.03 per Mcf for the three months ended March 31, 1996 from averages of $16.10 per barrel and $1.27 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,580 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended March 31, 1996 from 18.3% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,827 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and an upward revision in the estimate of the remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.6% for the three months ended March 31, 1996 from 24.5% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the significant upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses also remained relatively constant at 7.1% for the three months ended March 31, 1996 and 7.2% for the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                          PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                          PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  May 3, 1996       By:        /s/Dennis R. Neill
                              ------------------------------
                                        (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:  May 3, 1996       By:      /s/Patrick M. Hall
                              -----------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

Number              Description
- ------              ------------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.


                    All other exhibits are omitted as inapplicable.