Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1996-08-06
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1996                     33-10346-07 (1979-1)
                                          33-10346-08 (1979-2)


                    DYCO 1979 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact Name of Registrant as specified in its charter)


                                        41-1358013 (1979-1)
             Minnesota                  41-1358015 (1979-2)
     (State or other jurisdiction   (I.R.S. Employer Identification
           of incorporation or               Number)
            organization)



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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 54,093      $ 32,509
  Accrued oil and gas sales, including
   $64,832 due from related parties
   in 1995 (Note 2)                        84,420        74,181
                                         --------      --------
     Total current assets                $138,513      $106,690

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    254,097       291,717

DEFERRED CHARGE                            69,409        69,409
                                         --------      --------
                                         $462,019      $467,816
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  5,301      $  6,802
  Gas imbalance payable                    13,323        13,323
                                         --------      --------
     Total current liabilities           $ 18,624      $ 20,125

ACCRUED LIABILITY                          38,124        38,124

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 32 units                    4,053         4,096
  Limited Partners, issued and
   outstanding 3,140 units                401,218       405,471
                                         --------      --------
     Total Partners' capital             $405,271      $409,567
                                         --------      --------
                                         $462,019      $467,816
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $82,882 of sales to related
   parties in 1995 (Note 2)              $140,006     $135,329
  Interest                                    528          641
                                         --------     --------
                                         $140,534     $135,970

COST AND EXPENSES:
  Oil and gas production                 $ 24,727     $ 23,525
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              19,338       24,240
  General and administrative (Note 2)      13,850       14,568
                                         --------     --------
                                         $ 57,916     $ 62,333
                                         --------     --------

NET INCOME                               $ 82,619     $ 73,637
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    826     $    736
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 81,793     $ 72,901
                                         ========     ========
NET INCOME PER UNIT                      $     26     $     23
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $161,419 of sales to related
   parties in 1995 (Note 2)              $269,123     $217,590
  Interest                                  1,028        1,765
                                         --------     --------
                                         $270,151     $219,355

COST AND EXPENSES:
  Oil and gas production                 $ 49,005     $ 48,556
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              37,089       38,720
  General and administrative (Note 2)      29,753       30,131
                                         --------     --------
                                         $115,847     $117,407
                                         --------     --------

NET INCOME                               $154,304     $101,948
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,543     $  1,019
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $152,761     $100,929
                                         ========     ========
NET INCOME PER UNIT                      $     49     $     32
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $154,304     $101,948
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            37,089       38,720
   Decrease in accounts receivable -
     related party                            -         13,447
   Increase in accrued oil and gas
     sales                              (  10,239)   (  11,852)
   Increase (decrease) in accounts
     payable                            (   1,501)       1,733
                                         --------     --------
   Net cash provided by operating
     activities                          $179,653     $143,996
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    $    -      ($    907)
  Retirement of oil and gas properties        531          315
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    531    ($    592)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($158,600)   ($206,180)
                                         --------     --------
   Net cash used by financing
     activities                         ($158,600)   ($206,180)
                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 21,584    ($ 62,776)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      32,509       83,662
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 54,093     $ 20,886
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $113,678      $105,766
  Accrued oil and gas sales, including
   $71,862 due from related parties
   in 1995 (Note 2)                       103,052        91,623
                                         --------      --------
     Total current assets                $216,730      $197,389

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    383,986       440,361

DEFERRED CHARGE                            67,617        67,617
                                         --------      --------
                                         $668,333      $705,367
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  5,343      $  6,417
  Gas imbalance payable                    36,359        36,359
                                         --------      --------
     Total current liabilities           $ 41,702      $ 42,776

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 29 units                    6,267         6,626
  Limited Partners, issued and
   outstanding 2,860 units                620,364       655,965
                                         --------      --------
     Total Partners' capital             $626,631      $662,591
                                         --------      --------
                                         $668,333      $705,367
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $67,436 of sales to related
   parties in 1995 (Note 2)              $152,245     $129,189
  Interest                                  1,465        1,909
                                         --------     --------
                                         $153,710     $131,098

COST AND EXPENSES:
  Oil and gas production                 $ 26,148     $ 28,900
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              26,609       29,728
  General and administrative (Note 2)      10,296       10,972
                                         --------     --------
                                         $ 63,053     $ 69,600
                                         --------     --------

NET INCOME                               $ 90,657     $ 61,498
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    907     $    615
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 89,750     $ 60,883
                                         ========     ========
NET INCOME PER UNIT                      $     31     $     21
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $229,829 of sales to related
   parties in 1995 (Note 2)              $326,728     $298,128
  Interest                                  2,790        4,138
                                         --------     --------
                                         $329,518     $302,266

COST AND EXPENSES:
  Oil and gas production                 $ 54,430     $ 59,762
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              57,240       71,186
  General and administrative (Note 2)      22,688       23,197
                                         --------     --------
                                         $134,358     $154,145
                                         --------     --------

NET INCOME                               $195,160     $148,121
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,952     $  1,481
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $193,208     $146,640
                                         ========     ========
NET INCOME PER UNIT                      $     68     $     51
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $195,160     $148,121
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            57,240       71,186
   (Increase) decrease in accrued oil
     and gas sales                      (  11,429)      55,815
   Increase (decrease) in accounts
     payable                            (   1,074)         464
                                         --------     --------
   Net cash provided by operating
     activities                          $239,897     $275,586
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($    865)    $    -
                                         --------     --------
   Net cash used by investing
     activities                         ($    865)    $    -
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($231,120)   ($303,345)
                                         --------     --------
   Net cash used by financing
     activities                         ($231,120)   ($303,345)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $  7,912    ($ 27,759)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     105,766      129,666
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $113,678     $101,907
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 the 1979-1 Program incurred such expenses totaling $13,850 and $14,568, respectively, of which $11,130 and $11,130 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1979-1 Program incurred such expenses totaling $29,753 and $30,131, respectively, of which $22,260 and $22,260 were paid to Dyco. During the three months ended June 30, 1996 and 1995 the 1979-2 Program incurred such expenses totaling $10,296 and $10,972, respectively, of which $7,803 and $7,803 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1979-2 Program incurred such expenses totaling $22,688 and $23,197, respectively, of which $15,606 and $15,606 were paid to Dyco.

     Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended June 30, 1995 these sales for the 1979-1 Program totaled $82,882. During the six months ended June 30, 1995 these sales for the 1979-1 Program totaled $161,419. At December 31, 1995, accrued oil and gas sales for the 1979-1 Program included $64,832 due from Premier. During the three months ended June 30, 1995 these sales for the 1979-2 Program totaled $67,436. During the six months ended June 30, 1995 these sales for the 1979-2 Program totaled $229,829. At December 31, 1995, accrued oil and gas sales for the 1979-2 Program included $71,862 due from Premier.

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


RESULTS OF OPERATIONS
- ---------------------

      1979-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $140,006        $135,329
      Oil and gas production expenses   $ 24,727        $ 23,525
      Barrels produced                       121             463
      Mcf produced                        69,842          92,335
      Average price/Bbl                 $  19.09        $  18.59
      Average price/Mcf                 $   1.97        $   1.37


     As shown in the table, oil and natural gas sales increased $4,677 (3.5%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase $55,401 was related to the increase in the average price of natural gas sold, partially offset by a $50,840 decrease related to the decrease in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 342 barrels and 22,493 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from positive prior period adjustments made by a purchaser on one well during the three months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive prior period adjustments made by a purchaser on another well during the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.09 per barrel and $1.97 per Mcf, respectively, for the three months ended June 30, 1996 from $18.59 per barrel and $1.37 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased by $1,202 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily a result of prior period adjustments by the operator on one of the 1979-1 Program's wells during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.7% for the three months ended June 30, 1996 compared to 17.4% for the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $4,902 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was due primarily to the decrease in volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 13.8% for the three months ended June 30, 1996 from 17.9% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $718 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased slightly to 9.9% for the three months ended June 30, 1996 from 10.8% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $269,123        $217,590
      Oil and gas production expenses   $ 49,005        $ 48,556
      Barrels produced                       183             591
      Mcf produced                       139,562         151,830
      Average price/Bbl                 $  19.27        $  18.27
      Average price/Mcf                 $   1.90        $   1.36

     As shown in the table, oil and natural gas sales increased $51,533 (23.7%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase $81,988 was related to the increase in the average price of natural gas sold, partially offset by a $31,171 decrease related to the decrease in the volumes of oil and natural gas sold.

     Volumes of oil and natural gas sold decreased 408 barrels and 12,268 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from positive prior period adjustments made by a purchaser on one well during the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily the result of positive prior period adjustments made by a purchaser on one well during the six months ended June 30, 1995, partially offset by increased production on another well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of recent recompletion activities. Average oil and natural gas prices increased to $19.27 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996 from $18.27 per barrel and $1.36 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.2% for the six months ended June 30, 1996 from 22.3% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,631 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was due primarily to the decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 13.8% for the six months ended June 30, 1996 from 17.8% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the six months ended June 30, 1996 from 13.8% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     1979-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $152,245        $129,189
      Oil and gas production expenses   $ 26,148        $ 28,900
      Barrels produced                       307             393
      Mcf produced                        66,333          69,394
      Average price/Bbl                 $  19.57        $  16.66
      Average price/Mcf                 $   2.20        $   1.77

     As shown in the table, oil and natural gas sales increased by $23,056 (17.8%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $29,839 related to the increase in the average price of natural gas sold, partially offset by a $6,734 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased 86 barrels and 3,061 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from gas balancing adjustments made by the operator on a well because of revisions in the estimate of the remaining natural gas reserves at December 31, 1995. Average oil and natural gas prices increased to $19.57 per barrel and $2.20 per Mcf, respectively, for the three months ended June 30, 1996 from $16.66 per barrel and $1.77 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $2,752 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of (i) workover charges incurred on one well during the three months ended June 30, 1995 and (ii) an increase in salt water disposal income on another well during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 17.2% for the three months ended June 30, 1996 from 22.4% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,119 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.5% for the three months ended June 30, 1996 from 23.0% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $676 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the three months ended June 30, 1996 from 8.5% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $326,728        $298,128
      Oil and gas production expenses   $ 54,430        $ 59,762
      Barrels produced                       665             777
      Mcf produced                       149,038         197,284
      Average price/Bbl                 $  19.10        $  16.38
      Average price/Mcf                 $   2.11        $   1.45

     As shown in the table, oil and natural gas sales increased by $28,600 (9.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $130,207 was related to the increase in the average price of natural gas sold, partially offset by a $101,799 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased 112 barrels and 48,246 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volume of oil sold was primarily a result of the normal decline in production from diminished reserves on one well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from gas balancing adjustments during the six months ended June 30, 1995 made by the operator on a well because of revisions in the estimate of the remaining natural gas reserves at December 31, 1995. Average oil and natural gas prices increased to $19.10 per barrel and $2.11 per Mcf, respectively, for the six months ended June 30, 1996 from $16.38 per barrel and $1.45 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $5,332 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of (i) workover charges incurred on one well during the six months ended June 30, 1995 and (ii) an increase in salt water disposal income on another well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the six months ended June 30, 1996 from 20.0% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,946 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This dollar decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and an upward revision in the estimate of the 1979-2 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.5% for the six months ended June 30, 1996 from 23.9% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $509 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased slightly to 6.9% for the six months ended June 30, 1996 from 7.8% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            ------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                             -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.