Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1996-11-01
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1996                  33-10346-07 (1979-1)
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

                    Yes    X       No
                          ---         ---

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                     September 30,   December 31,
                                         1996           1995
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 39,833       $ 32,509
  Accrued oil and gas sales, including
   $64,832 due from related parties
   in 1995 (Note 2)                        72,582         74,181
                                         --------       --------
     Total current assets                $112,415       $106,690

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    239,801        291,717

DEFERRED CHARGE                            69,409         69,409
                                         --------       --------
                                         $421,625       $467,816
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  4,800       $  6,802
  Gas imbalance payable                    13,323         13,323
                                         --------       --------
     Total current liabilities           $ 18,123       $ 20,125

ACCRUED LIABILITY                          38,124         38,124

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 32 units                    3,654          4,096
  Limited Partners, issued and
   outstanding, 3,140 units               361,724        405,471
                                         --------       --------
     Total Partners' capital             $365,378       $409,567
                                         --------       --------
                                         $421,625       $467,816
                                         ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $71,688 of sales to related
   parties in 1995 (Note 2)              $102,237      $74,304
  Interest                                    662          249
                                         --------      -------
                                         $102,899      $74,553

COST AND EXPENSES:
  Oil and gas production                 $ 21,038      $25,634
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              14,235       19,667
  General and administrative (Note 2)      12,359       12,114
                                         --------      -------
                                         $ 47,632      $57,415
                                         --------      -------

NET INCOME                               $ 55,257      $17,138
                                         ========      =======
GENERAL PARTNER (1%) - net
  income                                 $    553      $   171
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income                                 $ 54,714      $16,967
                                         ========      =======
NET INCOME PER UNIT                      $  17.42      $  5.40
                                         ========      =======
UNITS OUTSTANDING                           3,172        3,172
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $233,107 of sales to related
   parties in 1995 (Note 2)              $371,360     $291,894
  Interest                                  1,690        2,014
                                         --------     --------
                                         $373,050     $293,908

COST AND EXPENSES:
  Oil and gas production                 $ 70,043     $ 74,190
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              51,324       58,387
  General and administrative (Note 2)      42,112       42,245
                                         --------     --------
                                         $163,479     $174,822
                                         --------     --------

NET INCOME                               $209,571     $119,086
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,096     $  1,191
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $207,475     $117,895
                                         ========     ========
NET INCOME PER UNIT                      $  66.06     $  37.54
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $209,571     $119,086
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            51,324       58,387
   Decrease in accounts receivable -
     related party                            -         13,447
   (Increase) decrease in accrued oil
     and gas sales                          1,599    (   2,893)
   Increase (decrease) in accounts
     payable                            (   2,002)      13,094
                                         --------     --------
   Net cash provided by operating
     activities                          $260,492     $201,121
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    $    -      ($ 75,898)
  Retirements of oil and gas
   properties                                 592        2,561
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    592    ($ 73,337)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($253,760)   ($206,180)
                                         --------     --------
   Net cash used by financing
     activities                         ($253,760)   ($206,180)
                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $  7,324    ($ 78,396)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      32,509       83,662
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 39,833     $  5,266
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                     September 30,  December 31,
                                         1996           1995
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $132,926       $105,766
  Accrued oil and gas sales, including
   $71,862 due from related parties
   in 1995 (Note 2)                        98,359         91,623
                                         --------       --------
     Total current assets                $231,285       $197,389

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    354,660        440,361

DEFERRED CHARGE                            67,617         67,617
                                         --------       --------
                                         $653,562       $705,367
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 21,673       $  6,417
  Gas imbalance payable                    36,359         36,359
                                         --------       --------
     Total current liabilities           $ 58,032       $ 42,776

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 29 units                    5,956          6,626
  Limited Partners, issued and
   outstanding, 2,860 units               589,574        655,965
                                         --------       --------
     Total Partners' capital             $595,530       $662,591
                                         --------       --------
                                         $653,562       $705,367
                                         ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $58,272 of sales to related
   parties in 1995 (Note 2)              $163,074      $62,550
  Interest                                  1,525        1,161
                                         --------      -------
                                         $164,599      $63,711

COST AND EXPENSES:
  Oil and gas production                 $ 28,219      $23,336
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              28,573       17,469
  General and administrative (Note 2)       8,903        8,736
                                         --------      -------
                                         $ 65,695      $49,541
                                         --------      -------

NET INCOME                               $ 98,904      $14,170
                                         ========      =======
GENERAL PARTNER (1%) - net
  income                                 $    989      $   142
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income                                 $ 97,915      $14,028
                                         ========      =======
NET INCOME PER UNIT                      $  34.23      $  4.90
                                         ========      =======
UNITS OUTSTANDING                           2,889        2,889
                                         ========      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $288,101 of sales to related
   parties in 1995 (Note 2)              $489,802     $360,678
  Interest                                  4,315        5,299
                                         --------     --------
                                         $494,117     $365,977

COST AND EXPENSES:
  Oil and gas production                 $ 82,649     $ 83,098
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              85,813       88,655
  General and administrative (Note 2)      31,591       31,933
                                         --------     --------
                                         $200,053     $203,686
                                         --------     --------

NET INCOME                               $294,064     $162,291
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,941     $  1,623
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $291,123     $160,668
                                         ========     ========
NET INCOME PER UNIT                      $ 101.79     $  56.18
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $294,064     $162,291
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            85,813       88,655
   (Increase) decrease in accrued oil
     and gas sales                      (   6,736)      93,079
   Increase in accounts payable            15,256          348
                                         --------     --------
   Net cash provided by operating
     activities                          $388,397     $344,373
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($    863)    $    -
  Retirements of oil and gas
   properties                                 751          -
                                         --------     --------
   Net cash used by investing
     activities                         ($    112)    $    -
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($361,125)   ($375,570)
                                         --------     --------
   Net cash used by financing
     activities                         ($361,125)   ($375,570)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $ 27,160    ($ 31,197)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     105,766      129,666
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $132,926     $ 98,469
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 the 1979-1 Program incurred such expenses totaling $12,359 and $12,114, respectively, of which $11,130 and $11,130 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1979-1 Program incurred such expenses totaling $42,112 and $42,245, respectively, of which $33,390 and $33,390 were paid to Dyco. During the three months ended September 30, 1996 and 1995 the 1979-2 Program incurred such expenses totaling $8,903 and $8,736, respectively, of which $7,803 and $7,803 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1979-2 Program incurred such expenses totaling $31,591 and $31,933, respectively, of which $23,409 and $23,409 were paid to Dyco.

     Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended September 30, 1995 these sales for the 1979-1 Program totaled $71,688. During the nine months ended September 30, 1995 these sales for the 1979-1 Program totaled $233,107. At December 31, 1995, accrued gas sales for the 1979-1 Program included $64,832 due from Premier. During the three months ended September 30, 1995 these sales for the 1979-2 Program totaled $58,272. During the nine months ended September 30, 1995 these sales for the 1979-2 Program totaled $288,101. At December 31, 1995, accrued gas sales for the 1979-2 Program included $71,862 due from Premier.

3.   CONTINGENCIES
     -------------

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco and another party in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells. The plaintiffs are alleging claims based on breach of contract, breach of fiduciary obligation, and unjust enrichment and are seeking an accounting and declaration as a third party beneficiary under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is proceeding in the matter. On January 18, 1994 the district court certified the matter as a class action and on November 29, 1994 the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the 1979-2 Program.

     On October 21, 1994 a royalty owner filed a class action lawsuit against Samson Resources Company and other parties in which he alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells. The plaintiffs are alleging claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud, and are seeking an accounting. The plaintiffs have not quantified the amount of their damages, but they are seeking actual and punitive damages, interest and costs. On November 17, 1994 the defendants filed a special appearance and motion to dismiss for lack of venue. The court then entered an order transferring venue to Oklahoma County District Court. Discovery is proceeding and Samson Resources Company intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

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


RESULTS OF OPERATIONS
---------------------

     1979-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------         -------
      Oil and gas sales                 $102,237         $74,304
      Oil and gas production expenses   $ 21,038         $25,634
      Barrels produced                        90             148
      Mcf produced                        52,417          59,736
      Average price/Bbl                 $  23.21         $ 17.68
      Average price/Mcf                 $   1.91         $  1.20

     As shown in the table above, oil and natural gas sales increased $27,933 (37.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $42,413 was related to the increase in the average price of natural gas sold, partially offset by a $13,979 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 58 barrels and 7,319 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold was primarily the result of the normal declines in production on several wells due to diminished oil reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily a result of the normal declines in production on one well due to diminished natural gas reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and the 1979-1 Program not making sales from one natural gas producing well during a portion of the three months ended September 30, 1996 due to its overproduced status on the well. Average oil and natural gas prices increased to $23.21 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1996 from $17.68 per barrel and $1.20 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $4,596 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the decreases in general operating and compression expenses on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and a decrease in workover charges incurred on one well during the three months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the three months ended September 30, 1996 from 34.5% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,432 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 13.9% for the three months ended September 30, 1996 from 26.5% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $245 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.1% for the three months ended September 30, 1996 from 16.3% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $371,360        $291,894
      Oil and gas production expenses   $ 70,043        $ 74,190
      Barrels produced                       273             739
      Mcf produced                       191,979         211,566
      Average price/Bbl                 $  20.57        $  18.15
      Average price/Mcf                 $   1.91        $   1.32

     As shown in the table above, oil and natural gas sales increased $79,466 (27.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $124,824 was related to the increase in the average price of natural gas sold, partially offset by a $46,997 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 466 barrels and 19,587 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from positive prior period adjustments made by a purchaser on one well during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.57 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1996 from $18.15 per barrel and $1.32 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $4,147 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease primarily resulted from the decreases in general operating and compression expenses on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the nine months ended September 30, 1996 from 25.4% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,063 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from the decreases in volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 13.8% for the nine months ended September 30, 1996 from 20.0% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the nine months ended September 30, 1996 from 14.5% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     1979-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------         -------
      Oil and gas sales                 $163,074         $62,550
      Oil and gas production expenses   $ 28,219         $23,336
      Barrels produced                       369             224
      Mcf produced                        75,405          44,924
      Average price/Bbl                 $  22.39         $ 19.10
      Average price/Mcf                 $   2.05         $  1.30

     As shown in the table above, oil and natural gas sales increased by $100,524 (160.7%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $62,486 was related to the increase in the volumes of natural gas sold and $33,693 was related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold increased by 145 barrels and 30,481 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of natural gas sold resulted primarily from a prior period adjustment made by the operator on one well during the three months ended September 30, 1996 due to the acquisition of an increased ownership percentage. Average oil and natural gas prices increased to $22.39 per barrel and $2.05 per Mcf, respectively, for the three months ended September 30, 1996 from $19.10 per barrel and $1.30 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased by $4,883 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from the increases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the three months ended September 30, 1996 from 37.3% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $11,104 for the three months ended September 30, 1996 as compared to the three months ended September 30,

     1995. This increase resulted primarily from the increases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 17.8% for the three months ended September 30, 1996 from 27.9% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.5% for the three months ended September 30, 1996 from 14.0% for the three months ended September 30, 1995. This percentage decrease was primarily a result of the increase in oil and natural gas sales during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                   -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $489,802        $360,678
      Oil and gas production expenses   $ 82,649        $ 83,098
      Barrels produced                     1,034           1,001
      Mcf produced                       224,443         242,208
      Average price/Bbl                 $  20.27        $  16.99
      Average price/Mcf                 $   2.09        $   1.42

     As shown in the table above, oil and natural gas sales increased by $129,124 (35.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $162,279 was related to the increase in the average price of natural gas sold, partially offset by a decrease of $37,129 related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 33 barrels, while volumes of natural gas sold decreased by 17,765 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.27 per barrel and $2.09 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.99 per barrel and $1.42 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the nine months ended September 30, 1996 from 23.0% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,842 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from the decrease in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 17.5% for the nine months ended September 30, 1996 from 24.6% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.4% for the nine months ended September 30, 1996 from 8.9% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco and another party in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Johnson No. 1-
     22. (Randy Beutler, et al. v. Dyco, et al., Case No. CJ-93-311, District Court of Custer County, Oklahoma). The 1979-2 Program has an approximate 2.6% working interest in the Johnson No. 1-22 well. The plaintiffs are alleging claims based on breach of contract, breach of fiduciary obligation, and unjust enrichment and are seeking an accounting and declaration as a third party beneficiary under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is proceeding in the matter. On January 18, 1994 the district court certified the matter as a class action and on November 29, 1994 the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit.

     On October 21, 1994 a royalty owner filed a class action lawsuit against Samson Resources Company and other parties in which the royalty owner alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Guenzel No. 1 (T.W. Walbert v. Samson Resources Company, et al., Case No. CJ-94-74, District Court of Dewey County, Oklahoma). The 1979-2 Program has a 1.08% working interest in the Guenzel No. 1 well. The plaintiffs are alleging claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud, and are seeking an accounting. The plaintiffs have not quantified the amount of their damages, but they are seeking actual and punitive damages, interest and costs. On November 17, 1994 the defendants filed a special appearance and motion to dismiss for lack of venue. The court then entered an order transferring venue to Oklahoma County District Court. Discovery is proceeding and Samson Resources Company intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit.

ITEM 5. OTHER INFORMATION

     On October  1, 1996,  Drew Phillips  resigned as Chief  Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.


     (b)  Reports on Form 8-K

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 1, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 1, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.