Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1997-02-20
CIK 806573, 806574

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

Commission File Number 33-10346-07 (1979-1 Program)
                       33-10346-08 (1979-2 Program)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X  No       (Disclosure is contained herein)
            -----   -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO 1979 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)

                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    5
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   12
     ITEM 4.   SUBMISSION  OF  MATTERS  TO   A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   14
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   16
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   18
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   28
     ITEM 9.   CHANGES  IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   52

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   52
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   53
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   58
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS . . . . . . . . . . . . . . . . . . .   59

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   61
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   64

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

     The limited partnership agreements for each of the Programs (the "Program Agreements") provide that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997 the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreements permit the Programs to incur borrowings, each Program's operations and expenses are currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and gas with a concentration on gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

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


     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 94.8% of the 1979-1 Program's oil and gas sales during the year ended December 31, 1996. With respect to the 1979-2 Program, purchases of gas by El Paso accounted for approxi-mately 74.8% of its oil and gas sales during the year ended December 31, 1996. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December
31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1996.

                          Well Statistics(1)
                        As of December 31, 1996

                                      1979-1     1979-2
                                      Program    Program
                                      -------    -------
        Gross productive wells(2):
          Oil                             3          -
          Gas                            36         23
                                         --         --
            Total                        39         23

        Net productive wells(3):
          Oil                           .15          -
          Gas                          1.78       1.62
                                       ----       ----

            Total                      1.93       1.62

---------------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.

     Drilling Activities

     The Programs participated in no drilling activities for the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.


                          Net Production Data

                                    Year Ended December 31,
                               --------------------------------
                                  1996        1995       1994
                               ----------  ---------   --------
1979-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                   378         817         677
    Gas (Mcf)(2)                238,389     286,965     242,706
  Oil and gas sales:
    Oil                        $  8,094    $ 14,730    $ 10,885
    Gas                         492,114     381,763     389,813
                                -------     -------     -------
      Total                    $500,208    $396,493    $400,698
                                =======     =======     =======
  Total direct operating
    expenses                   $103,193    $118,370    $ 81,317
                                =======     =======     =======
  Direct operating expenses as
    a percentage of oil and
    gas sales                     20.6%       29.9%       20.3%

  Average sales price:
    Per barrel of oil            $21.42      $18.03      $16.08
    Per Mcf of gas                 2.06        1.33        1.61

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                       $  .43      $  .41      $  .33

1979-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                 1,336       1,614         3,276
    Gas (Mcf)(2)                296,244     313,765       574,279

  Oil and gas sales:
    Oil                        $ 28,156    $ 26,983    $   51,648
    Gas                         700,890     456,484       965,696
                                -------     -------     ---------
      Total                    $729,046    $483,467    $1,017,344
                                =======     =======     =========
  Total direct operating
    expenses                   $147,342    $103,957    $  253,688
                                =======     =======     =========
  Direct operating expenses as
    a percentage of oil and
    gas sales                     20.2%       21.5%         24.9%

  Average sales price:
    Per barrel of oil            $21.07      $16.72        $15.77
    Per Mcf of gas                 2.37        1.45          1.68

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                       $  .48      $  .32        $  .43

---------------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than average prices received by the Programs in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1996

1979-1 Program:
--------------

 Estimated proved reserves:
  Gas (Mcf)                                             1,077,521
  Oil and liquids (Bbls)                                    3,193

 Net present value (discounted at 10%
  per annum)                                           $2,085,222

1979-2 Program:
--------------

 Estimated proved reserves:
  Gas (Mcf)                                               955,767
  Oil and liquids (Bbls)                                   12,678

 Net present value (discounted at 10%
  per annum)                                           $2,083,557


     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


     Significant Properties

                            1979-1 Program
                            --------------

     As of December 31, 1996, the 1979-1 Program's properties consisted of 39 gross (1.93 net) productive wells. The 1979-1 Program also owned a non-working interest in an additional 10 wells. Affiliates of the 1979-1 Program operate 15 (31%) of its total wells. As of December 31, 1996, the 1979-1 Program had estimated total proved reserves of 1,077,521 Mcf of gas and 3,193 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,085,222. All of the 1979-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                            1979-2 Program
                            --------------

     As of December 31, 1996, the 1979-2 Program's properties consisted of 23 gross (1.62 net) productive wells. Affiliates of the 1979-2 Program operate 5 (22%) of its wells. As of December 31, 1996, the 1979-2 Program had estimated total proved reserves of 955,767 Mcf of gas and 12,678 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,083,557. Substantially all of the 1979-2 Program's reserves are located in the Anadarko Basin. All of the 1979-2 Program's properties are located onshore in the continental United States.

     As of December 31, 1996, the 1979-2 Program's properties in the Anadarko Basin consisted of 16 gross (1.28 net) productive wells. Affiliates of the 1979-2 Program operate 4 (25%) of its Anadarko Basin wells. As of December 31, 1996, the 1979-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 836,238 Mcf of gas and approximately 11,562 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,917,588.


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

ITEM 3.   LEGAL PROCEEDINGS

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco and another party in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Johnson No. 1-22. (Randy Beutler, et al. v. Dyco, et al., Case No. CJ-93-311, District Court of Custer County, Oklahoma). The 1979-2 Program has an approximate 2.6% working interest in the Johnson No. 1-22 well. The plaintiffs alleged claims based on breach of contract, breach of fiduciary obligation, and unjust enrichment and sought an accounting and declaration as a third party beneficiary under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations, and discovery is proceeding in the matter. On January 18, 1994 the district court certified the matter as a class action. Oral arguments were heard on plaintiffs' motion for summary judgment in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. On February 11, 1997 the Oklahoma Supreme Court denied the plaintiffs' request for a rehearing in this separate lawsuit; therefore, its holding that Oklahoma royalty owners do not have the right to share in the proceeds of take-or-pay settlements should be dispositive of the Beutler case.


     On October 21, 1994 a royalty owner filed a class action lawsuit against Samson Resources Company and other parties in which the royalty owner alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Guenzel No. 1 (T.W. Walbert v. Samson Resources Company, et al., Case No. CJ-94-74, District Court of Dewey County, Oklahoma). The 1979-2 Program has a 1.08% working interest in the Guenzel No. 1 well. The plaintiffs alleged claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud, and are seeking an accounting. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. As a result of such ruling, the Plaintiff dismissed the Walbert case.

     On October 24, 1996, certain royalty owners filed a class action lawsuit against Dyco and certain other parties in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Maxwell No. 1-23. (Thurman Horn, et al., v. Dyco, et al., Case No. 10,324, District Court of Wheeler County, Texas.) The 1979-2 Program has a 22.5% working interest in the Maxwell No. 1-23. The plaintiffs are alleging causes of action based on breach of duty to market, breach of duty to pay royalties, and breach of duty of good faith and fair dealing and are seeking restitution and an accounting. The plaintiffs have not quantified the amount of their damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations, and discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit. A Texas appellate court has previously ruled in a separate lawsuit that owners of royalty interests in Texas oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements.

     To the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1996.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreements, Dyco, as General Partner, is
obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the Program Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.

                            1979-1 Program
                            --------------

                              Repurchase      Cash
                                 Price    Distributions
                              ----------  -------------

          1995:
            First Quarter        $228          $35
            Second Quarter        229           30
            Third Quarter         229            -
            Fourth Quarter        229            -

          1996:
            First Quarter        $204          $25
            Second Quarter        179           25
            Third Quarter         250           30
            Fourth Quarter        230           20

          1997:
            First Quarter        $230          (1)

          ---------------
          (1)  To be declared in March 1997.

                            1979-2 Program
                            --------------

                              Repurchase      Cash
                                 Price    Distributions
                              ----------  -------------

          1995:
            First Quarter        $239          $65
            Second Quarter        335           40
            Third Quarter         310           25
            Fourth Quarter        285           25

          1996:
            First Quarter        $245          $40
            Second Quarter        205           40
            Third Quarter         255           45
            Fourth Quarter        210           45

          1997:
            First Quarter        $210          (1)

          ---------------
          (1)  To be declared in March 1997


     The 1979-1 Program has 3,172 Units outstanding and approximately 1,106 limited partners of record. The 1979-2 Program has 2,889 Units outstanding and approximately 839 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    SELECTED FINANCIAL DATA

     The following tables present  selected financial data for the Programs.   This data should
be read in conjunction with the financial statements of  the Programs, and the respective notes
thereto,  included elsewhere  in this  Annual Report.   See  "Item 8. Financial  Statements and
Supplementary Data."
                                         1979-1 Program
                                         --------------
                                                           December 31,
                                      --------------------------------------------------
                                        1996      1995      1994      1993        1992
                                      --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                   $500,208  $396,493  $400,698  $717,528  $  909,666
  Total revenues                       502,561   398,559   401,930   720,210   1,405,677

  Lease operating expenses              67,719    90,080    52,310    37,565      61,391
  Production taxes                      35,474    28,290    29,007    51,198      64,842
  General and administrative
    expenses                            54,220    54,317    51,498    55,466      58,109
  Depreciation, depletion, and
    amortization of oil and gas
    properties                          33,690    54,252    70,054   103,973     156,925
  Interest expense                        -         -         -         -         12,366

  Net income                           311,458   171,620   199,061   472,008   1,052,044
    per Unit                                98        54        63       149         332
  Cash distributions                   317,200   206,180   237,900   602,680     697,840
    per Unit                               100        65        75       190         220

Summary Balance Sheet Data:
  Total assets                         453,642   467,816   483,352   489,362     620,617
  Partners' capital                    403,825   409,567   444,127   482,966     613,638


                                         1979-2 Program
                                         --------------

                                                      December 31,
                               ---------------------------------------------------------
                                 1996       1995        1994         1993        1992
                               --------   --------   ----------   ----------  ----------
Summary of Operations:
  Oil and gas sales            $729,046   $483,467   $1,017,344   $  947,742  $  373,656
  Total revenues                735,326    490,205    1,025,628    1,037,181   1,065,329

  Lease operating expenses       94,195     67,295      178,826      145,697      76,118
  Production taxes               53,147     36,662       74,862       68,291      27,876
  General and administrative
    expenses                     40,363     40,709       37,993       42,565      44,708
  Depreciation, depletion,
    and amortization of oil
    and gas properties           71,807     84,448      244,687      185,125      86,297
  Interest expense                 -            -          -            -         18,402

  Net income                    475,814    261,091      489,260      595,503     811,928
    per Unit                        165         90          169          206         281
  Cash distributions            491,130    447,795      476,685    1,820,070     173,340
    per Unit                        170        155          165          630          60

Summary Balance Sheet Data:
  Total assets                  709,662    705,367      857,507    1,538,968   2,774,685
  Partners' capital             647,275    662,591      849,295      836,720   2,061,287

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                            1979-1 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $103,715 (26.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $209,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $100,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 439 barrels and 48,576 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from a positive prior period adjustment made by the purchaser on one well during the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) the depletion of reserves on one well during the year ended December 31, 1996 and (ii) normal declines in production due to diminished gas reserves on another well. Average oil and gas prices increased to $21.42 per barrel and $2.06 per Mcf, respectively, for the year ended December 31, 1996 from $18.03 per barrel and $1.33 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,177 (12.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) workover expenses incurred on one well during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the year ended December 31, 1996 from 29.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $20,562 (37.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for the year ended
December 31, 1996 from 13.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the year ended December 31, 1996 from 13.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995 as discussed above.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $4,205 (1.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $68,000 was related to a decrease in the average price of gas sold, partially offset by increases of approximately $3,000 and $59,000, respectively, related to increases in volumes of oil and gas sold and an increase of approximately $1,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold increased 140 barrels and 44,259 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of gas sold was primarily a result of (i) significant positive prior period volume adjustments on two wells during the year ended December 31, 1995 and (ii) increased production on another well during the year ended December 31, 1995 as compared to the year ended December 31, 1994 as a result of recent recompletion activities on the well.
Average gas prices decreased to $1.33 per Mcf for the year ended December 31, 1995 from $1.61 per Mcf for the year ended December 31, 1994, while average oil prices increased to $18.03 per barrel for the year ended December 31, 1995 from $16.08 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $37,053 (45.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily a result of workover charges incurred on one well during the year ended December 31, 1995 in order to improve the recovery of reserves and the increase in volumes of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 29.9% for the year ended December 31, 1995 from 20.3% for the year ended December 31, 1994. This percentage increase was primarily a result of the dollar increase in oil and gas production expenses related to the workover charges discussed above and the decrease in the average price of gas sold for the year ended December 31, 1995 as compared to the similar period in 1994.

     Depreciation,  depletion,   and  amortization  of  oil   and  gas
properties decreased $15,802 (22.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of a significant upward revision in the estimate of remaining gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 13.7% for the year ended December 31, 1995 from 17.5% for the year ended December 31, 1994. This decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization discussed above.


     General and administrative expenses increased slightly by $2,819 (5.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from an increase in professional fees and printing and postage fees during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively stable, increasing only slightly to 13.7% for the year ended December 31, 1995 from 12.9% for the year ended December 31, 1994 due to the dollar increase in general and administrative expenses discussed above.

                            1979-2 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $245,579 (50.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $289,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $42,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 278 barrels and 17,521 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. Average oil and gas prices increased to $21.07 per barrel and $2.37 per Mcf, respectively, for the year ended December 31, 1996 from $16.72 per barrel and $1.45 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including operating expenses and production taxes) increased $43,385 (41.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from an increase in severance taxes associated with the increase in the average prices of oil and gas sold. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.2% for the year ended December 31, 1996 compared to 21.5% for the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,641 (15.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 9.8% for the year ended December 31, 1996 from 17.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.5% for the year ended December 31, 1996 from 8.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995, as discussed above.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $533,877 (52.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $378,000 was related to a decrease in volumes of gas sold and approximately $132,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,662 barrels and 260,514 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decreases in volumes of oil and gas sold was primarily a result of significant positive prior period volume adjustments from various purchasers on several wells during the year ended December 31, 1994. Average gas prices decreased to $1.45 per Mcf for the year ended December 31, 1995 from $1.68 per Mcf for the year ended December 31, 1994, while the average price of oil sold increased to $16.72 per barrel for the year ended December 31, 1995 from $15.77 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $149,731 (59.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from (i) lower operating expenses due to decreased oil and gas production in 1995 and (ii) lower production taxes due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the year ended December 31, 1995 from 24.9% for the year ended December 31, 1994. This percentage decrease was primarily a result of the dollar decrease discussed above, partially offset by the decrease in the average price of gas sold for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $160,239 (65.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar decrease was primarily a result of (i) an upward revision in the estimate of remaining gas reserves at December 31, 1995 and (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 17.5% for the year ended December 31, 1995 from 24.1% for the year ended December 31, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense discussed above.

     General and administrative expenses increased $2,716 (7.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from an increase in professional fees and printing and postage fees during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 8.4% for the year ended December 31, 1995 from 3.7% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar decrease in oil and gas sales.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the 1979-1 Program's and 1979-2 Program's proved reserve quantities at December 31, 1996 would have a life of approximately 4.5 and 3.2 years, respectively, for gas reserves and
8.4 and 9.5 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1996, it is possible that a significant decrease in oil and gas prices from December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Programs and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Programs will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of either Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a property owned by one or both of the Programs will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Programs and will be included in the calculation of the Programs' cash distributions for the quarter immediately following the Programs' receipt of the proceeds.

     Following completion of any sale, the Programs' quantity of proved reserves will be reduced. It is also possible that the Programs' repurchase values and future cash distributions could decline as a result of a reduction of the Programs' reserve base. On the other hand, Dyco believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Programs' future cash distributions. The Programs' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Programs' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Programs are not replacing production through acquisitions of producing properties and drilling. If the Programs sell any of their properties as discussed above, the Programs' quantity of proved reserves will be reduced; therefore, it is possible that the Programs' future cash distributions could decline as a result of a reduction of the Programs' reserve base.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1979-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-1 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1979-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                               1996        1995
                                             --------    --------

CURRENT ASSETS:
  Cash and cash equivalents                  $ 59,449    $ 32,509
  Accrued oil and gas sales, including
    $64,832 due from related parties
    at 1995 (Note 2)                          101,981      74,181
                                              -------     -------
    Total current assets                     $161,430    $106,690

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                        241,255     291,717

DEFERRED CHARGE                                50,957      69,409
                                              -------     -------
                                             $453,642    $467,816
                                              =======     =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $  4,342    $  6,802
  Gas imbalance payable                        11,643      13,323
                                              -------     -------
    Total current liabilities                $ 15,985    $ 20,125

ACCRUED LIABILITY                              33,832      38,124

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 32 Units                       4,039       4,096
  Limited Partners, issued and
    outstanding, 3,140 Units                  399,786     405,471
                                              -------     -------
  Total Partners' Capital                    $403,825    $409,567
                                              -------     -------
                                             $453,642    $467,816
                                              =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995 and 1994


                                       1996      1995      1994
                                     --------  --------  --------

REVENUES:
  Oil and gas sales, including
    $344,098 and $389,812 of
    sales to related parties
    in 1995 and 1994 (Note 2)        $500,208  $396,493  $400,698
  Interest                              2,353     2,066     1,232
                                      -------   -------   -------

                                     $502,561  $398,559  $401,930

COSTS AND EXPENSES:
  Lease operating                    $ 67,719  $ 90,080  $ 52,310
  Production taxes                     35,474    28,290    29,007
  Depreciation, depletion, and
    amortization of oil and
    gas properties                     33,690    54,252    70,054
  General and administrative           54,220    54,317    51,498
                                      -------   -------   -------
                                     $191,103  $226,939  $202,869
                                      -------   -------   -------
NET INCOME                           $311,458  $171,620  $199,061
                                      =======   =======   =======
GENERAL PARTNER (1%) -
  NET INCOME                         $  3,115  $  1,716  $  1,991
                                      =======   =======   =======
LIMITED PARTNERS (99%) -
  NET INCOME                         $308,343  $169,904  $197,070
                                      =======   =======   =======
NET INCOME per Unit                  $     98  $     54  $     63
                                      =======   =======   =======
UNITS OUTSTANDING                       3,172     3,172     3,172
                                      =======   =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
      For the Three Years Ended December 31, 1996, 1995, and 1994



                                 General     Limited
                                 Partner    Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1993     $4,830    $478,136    $482,966
  Cash distributions             ( 2,379)  ( 235,521)  ( 237,900)
  Net income                       1,991     197,070     199,061
                                   -----     -------     -------

Balances at December 31, 1994     $4,442    $439,685    $444,127
  Cash distributions             ( 2,062)  ( 204,118)  ( 206,180)
  Net income                       1,716     169,904     171,620
                                   -----     -------     -------

Balances at December 31, 1995     $4,096    $405,471    $409,567
  Cash distributions             ( 3,172)  ( 314,028)  ( 317,200)
  Net income                       3,115     308,343     311,458
                                   -----     -------     -------

Balances at December 31, 1996     $4,039    $399,786    $403,825
                                   =====     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996       1995       1994
                                    ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $311,458   $171,620   $199,061
  Adjustments to reconcile net income
  to net cash provided by operating
  activities;
  Depreciation, depletion, and
  amortization of oil and gas
  properties                           33,690     54,252     70,054
  (Increase) decrease in accrued
  oil and gas sales                 (  27,800) (  28,658)    44,405
  (Increase) decrease in accounts
  receivable - Related Party             -        13,447  (  13,447)
  (Increase) decrease in deferred
  charge                               18,452      4,763  (  44,301)
  Increase (decrease) in accounts
  payable                           (   2,460)     3,199  (   2,793)
  Increase (decrease) in gas
  imbalance payable                 (   1,680)    13,323       -
  Increase (decrease) in accrued
  liability                         (   4,292)     2,502     35,622
                                      -------    -------    -------
  Net cash provided by operating
  activities                         $327,368   $234,448   $288,601
                                      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
  gas properties                     $ 16,772   $  2,561   $  7,483
  Additions to oil and gas
  properties                             -     (  81,982) (   8,295)
                                      -------    -------    -------
  Net cash provided (used) by investing
  activities                         $ 16,772  ($ 79,421) ($    812)
                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($317,200) ($206,180) ($237,900)
                                      -------    -------    -------
  Net cash used by financing
  activities                        ($317,200) ($206,180) ($237,900)
                                      -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   $ 26,940  ($ 51,153)  $ 49,889

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  32,509     83,662     33,773
                                      -------    -------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 59,449   $ 32,509   $ 83,662
                                      =======    =======    =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1979-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,232.30 (38.8%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.

     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.14, $0.19, and $0.28, respectively. The Program's calculation of depreci-ation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 224,876 Mcf, resulting in prepaid lease operating expenses of $50,957. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 248,512 Mcf, resulting in prepaid lease operating expenses of $69,409.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 149,301 Mcf, resulting in accrued lease operating expenses of $33,832. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 136,498 Mcf, resulting in accrued lease operating expenses of $38,124.


     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996, total sales exceeded the Program's share of estimated total gas reserves on two wells by $11,643 (7,762 Mcf). At December 31, 1995, total sales exceeded the Program's share of estimated total gas reserves on one well by $13,323 (6,499 Mcf).

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


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $54,220, $54,317, and
     $51,498, respectively, of which $44,520 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $344,098 and $389,812, respectively. At December 31, 1995 accrued oil and gas sales included $64,832 due from El Paso.

3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1996, 1995, and 1994:

       Purchaser                 1996     1995     1994
       ---------                 -----    -----    ----

       El Paso                   94.8%    86.8%    97.3%
       Apache                      - %    12.5%      - %

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $20,435,512    $20,452,284

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------
                                      $20,435,512    $20,452,284
     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 20,194,257)  ( 20,160,567)
                                       ----------     ----------
     Net oil and gas properties       $   241,255    $   291,717
                                       ==========     ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                        December 31,
                                   -----------------------
                                    1996     1995    1994
                                   -------  ------  ------

      Acquisition of properties    $  -     $  -    $ -
      Exploration costs               -        -      -
      Development costs               -      81,982  8,295
                                    ------   ------  -----

      Total costs incurred         $  -     $81,982 $8,295
                                    ======   ======  =====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.


                                   1996                    1995                    1994
                           --------------------    --------------------    --------------------
                             Oil        Gas          Oil        Gas          Oil        Gas
                           (Bbls)      (Mcf)       (Bbls)      (Mcf)       (Bbls)      (Mcf)
                           -------  -----------    -------  -----------    -------  -----------
Proved reserves,
  beginning of year         3,472    1,094,721      2,272    1,010,914      2,583    1,113,662

Revisions of previous
  estimates                   108      222,455      2,017      370,888        366      139,958

Sales of reserves          (    9)  (    1,266)      -      (      116)      -            -

Extensions and
  discoveries                -            -          -             -         -            -

Production                 (  378)  (  238,389)    (  817)  (  286,965)    (  677)  (  242,706)
                            -----    ---------      -----    ---------      -----    ---------

Proved reserves,
  end of year               3,193    1,077,521      3,472    1,094,721      2,272    1,010,914
                            =====    =========      =====    =========      =====    =========

Proved developed reserves:
  Beginning of year         3,472    1,094,721      2,272    1,010,914      2,583    1,095,961
                            -----    ---------      -----    ---------      -----    ---------
  End of year               3,193    1,077,521      3,472    1,094,721      2,272    1,010,914
                            =====    =========      =====    =========      =====    =========

     The  process  of  estimating oil  and  gas  reserves is  complex, requiring significant  subjective decisions in the  evaluation of available geological,  engineering, and  economic  data for  each
     reservoir.    The   data  for  a   given  reservoir  may   change
     substantially  over time  as  a result  of,  among other  things,
     additional   development   activity,   production  history,   and
     viability of  production under varying economic  conditions; con-
     sequently, it  is reasonably possible that  material revisions to
     existing  reserve  estimates  may   occur  in  the  near  future.
     Although every reasonable effort has been made to ensure that the reserve  estimates  reported herein  represent the  most accurate assessment possible, the significance of the subjective decisions required and  variances in available data  for various reservoirs make these estimates generally  less precise than other estimates presented in connection with financial statement disclosures.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP


     We have  audited the financial statements of the Dyco Oil and Gas
Program 1979-2  Limited Partnership (a Minnesota  limited partnership)
as  listed in  Item  14(a) of  this Annual  Report.   These  financial
statements are  the responsibility of  the Program's management.   Our
responsibility  is to express an opinion on these financial statements based on our audits.

     We  conducted our  audits in  accordance with  generally accepted auditing  standards.  Those standards require that we plan and perform the audit to obtain  reasonable assurance about whether the  financial
statements  are free  of  material misstatement.    An audit  includes
examining, on a test  basis, evidence supporting the amounts  and dis-
closures  in  the  financial  statements.    An  audit  also  includes
assessing  the accounting  principles used  and significant  estimates made by  management,  as  well as  evaluating  the  overall  financial
statement  presentation.    We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-2 Limited Partnership at December
31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1979-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                               1996        1995
                                             --------    --------

CURRENT ASSETS:
  Cash and cash equivalents                  $123,603    $105,766
  Accrued oil and gas sales, including
    $71,862 due from related parties
    at 1995 (Note 2)                          168,871      91,623
                                              -------     -------
    Total current assets                     $292,474    $197,389

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                        366,631     440,361

DEFERRED CHARGE                                50,557      67,617
                                              -------     -------
                                             $709,662    $705,367
                                              =======     =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $ 11,114    $  6,417
  Gas imbalance payable                        44,960      36,359
                                              -------     -------
    Total current liabilities                $ 56,074    $ 42,776

ACCRUED LIABILITIES                             6,313        -

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 29 Units                       6,473       6,626
  Limited Partners, issued and
    outstanding, 2,860 Units                  640,802     655,965
                                              -------     -------
  Total Partners' Capital                    $647,275    $662,591
                                              -------     -------
                                             $709,662    $705,367
                                              =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995 and 1994


                                        1996       1995        1994
                                      --------   --------   ----------

REVENUES:
  Oil and gas sales, including
    $452,687 and $909,037
    of sales to related parties
    in 1995 and 1994 (Note 2)         $729,046   $483,467   $1,017,344
  Interest and other income              6,280      6,738        8,284
                                       -------    -------    ---------

                                      $735,326   $490,205   $1,025,628

COSTS AND EXPENSES:
  Lease operating                     $ 94,195   $ 67,295   $  178,826
  Production tax                        53,147     36,662       74,862
  Depreciation, depletion, and
    amortization of oil and
    gas properties                      71,807     84,448      244,687
  General and administrative            40,363     40,709       37,993
                                       -------    -------    ---------
                                      $259,512   $229,114   $  536,368
                                       -------    -------    ---------
NET INCOME                            $475,814   $261,091   $  489,260
                                       =======    =======    =========
GENERAL PARTNER (1%) -
  NET INCOME                          $  4,758   $  2,611   $    4,893
                                       =======    =======    =========
LIMITED PARTNERS (99%) -
  NET INCOME                          $471,056   $258,480   $  484,367
                                       =======    =======    =========
NET INCOME per Unit                   $    165   $     90   $      169
                                       =======    =======    =========
UNITS OUTSTANDING                        2,889      2,889        2,889
                                       =======    =======    =========

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
      For the Three Years Ended December 31, 1996, 1995, and 1994


                             General     Limited
                             Partner    Partners       Total
                            ---------  ----------    ----------

Balances at Dec. 31, 1993    $8,367     $828,353      $836,720
  Cash distributions        ( 4,767)   ( 471,918)    ( 476,685)
  Net income                  4,893      484,367       489,260
                              -----      -------       -------

Balances at Dec. 31, 1994    $8,493     $840,802      $849,295
  Cash distributions        ( 4,478)   ( 443,317)    ( 447,795)
  Net income                  2,611      258,480       261,091
                              -----      -------       -------

Balances at Dec. 31, 1995    $6,626     $655,965      $662,591
  Cash distributions        ( 4,911)   ( 486,219)    ( 491,130)
  Net income                  4,758      471,056       475,814
                              -----      -------       -------

Balances at Dec. 31, 1996    $6,473     $640,802      $647,275
                              =====      =======       =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1979-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                         1996       1995       1994
                                       --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $475,814   $261,091   $489,260
  Adjustments to reconcile net income
    to net cash provided by operating
    activities;
    Depreciation, depletion, and
      amortization of oil and gas
      properties                         71,807     84,448    244,687
    (Increase) decrease in accrued
      oil and gas sales               (  77,248)    57,513     30,202
    (Increase) decrease in deferred
      charge                             17,060  (  10,175)   103,937
    Decrease in payable
      to General Partner                   -          -     ( 696,695)
    Increase in accounts payable          4,697        541        323
    Increase in gas imbalance
      payable                             8,601     34,023      2,336
    Increase in accrued liability         6,313       -          -
                                        -------    -------    -------
  Net cash provided by operating
    activities                         $507,044   $427,441   $174,050
                                        -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil
    and gas properties                 $  3,075   $   -      $   -
  Additions to oil and gas properties (   1,152) (   3,546) (   1,211)
                                        -------    -------    -------
  Net cash provided (used) by
    investing activities               $  1,923  ($  3,546) ($  1,211)
                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                  ($491,130) ($447,795) ($476,685)
                                        -------    -------    -------
  Net cash used by financing
    activities                        ($491,130) ($447,795) ($476,685)
                                        -------    -------    -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 $ 17,837  ($ 23,900)  $303,846

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                   105,766    129,666    433,512
                                        -------    -------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                        $123,603   $105,766   $129,666
                                        =======    =======    =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The  Dyco Oil  and  Gas Program  1979-2 Limited  Partnership (the
     "Program"), a Minnesota limited partnership, commenced operations
     on  July 2,  1979.   Dyco Petroleum  Corporation ("Dyco")  is the
     General Partner of the Program. Affiliates of Dyco owned 1,170.98
     (40.5%) of the Program's Units at December 31, 1996.

     The Program's  sole business is the development and production of oil and gas with  a concentration on  gas.  Substantially all  of the Program's gas reserves are being sold regionally in the "spot
     market."   Due  to  the highly  competitive  nature of  the  spot
     market,  prices on the spot  market are subject  to wide seasonal and regional pricing fluctuations.  In addition, such spot market sales are generally  short-term in nature and  are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The  Program  considers  all  highly liquid  investments  with  a maturity  of three  months  or less  when  purchased to  be  cash
     equivalents.   Cash equivalents are  not insured, which cause the
     Program to be subject to risk.

     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3. Major
     Customers.

     Oil and Gas Properties

     Oil  and gas  operations are  accounted for  using the  full cost
     method of  accounting.   All productive and  non-productive costs
     associated with  the acquisition, exploration, and development of
     oil and  gas  reserves are  capitalized.   Capitalized costs  are
     depleted on the  gross revenue method  using estimates of  proved reserves.  The full cost amortization rates per equivalent Mcf of gas  produced during the years ended December 31, 1996, 1995, and
     1994 were $0.24, $0.26,  and $0.41, respectively.   The Program's
     calculation   of   depreci-ation,  depletion,   and  amortization
     includes  estimated  future  expenditures   to  be  incurred   in
     developing   proved  reserves  and  estimated  dismantlement  and
     abandonment costs, net of estimated salvage values.  In the event the  unamortized cost of  oil and gas  properties being amortized exceeds the full cost  ceiling (as defined by the  Securities and
     Exchange Commission  ("SEC")) the excess is charged to expense in the year during which such excess occurs.  In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these  declines may also be charged  to expense
     during  the current year.   Sales and  abandonments of properties
     are accounted  for as  adjustments of  capitalized costs with  no
     gain   or  loss   recognized,  unless   such  adjustments   would
     significantly  alter the  relationship between  capitalized costs and proved oil and gas reserves.

     Deferred Charge

     The  Deferred Charge  at  December 31,  1996 and  1995 represents
     costs  deferred   for  lease   operating  expenses   incurred  in
     connection  with  the   Program's  underproduced  gas   imbalance
     position.   At  December  31, 1996,  cumulative  total gas  sales
     volumes for underproduced wells were less than the Program's pro-
     rata  share of total gas  production from these  wells by 213,322
     Mcf, resulting  in prepaid  lease operating expenses  of $50,557.
     At  December 31,  1995, cumulative  total gas  sales volumes  for underproduced wells  were less than the  Program's pro-rata share of  total  gas  production  from  these  wells  by  319,409  Mcf, resulting in prepaid lease operating expenses of $67,617.

     Accrued Liability

     The  Accrued Liability  at December  31, 1996  represents charges accrued for lease operating  expenses incurred in connection with
     the Program's  overproduced gas imbalance position.   At December
     31,  1996, cumulative  total gas  sales volumes  for overproduced
     wells  exceeded  the  Program's   pro-rata  share  of  total  gas
     production from these  wells by 26,639 Mcf, resulting  in accrued
     lease operating  expenses  of  $6,313.   No  such  liability  was
     recorded at December 31, 1995.

     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and  revenue recognized  at or  near the Program's  wells under  short-term purchase  contracts  at  prevailing  prices  in accordance  with  arrangements which  are  customary  in the  oil industry.  Sales of  gas applicable to the Program's  interest in producing oil  and gas leases are recorded as income when the gas is  metered  and title  transferred  pursuant  to the  gas  sales contracts  covering  the  Program's  interest  in  gas  reserves.
     During  such times as  the Program's sales of  gas exceed its pro rata  ownership  in a  well, such  sales  are recorded  as income unless  total sales  from the  well have  exceeded  the Program's share of estimated total gas  reserves underlying the property at
     which time such  excess is recorded as a liability.   At December
     31, 1996,  total sales exceeded the Program's  share of estimated
     total  gas reserves  on  one well  by $44,960  (29,973 Mcf).   At
     December 31,  1995, total sales  exceeded the Program's  share of estimated total gas reserves on one well by $36,359 (17,070 Mcf).



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

2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $40,363, $40,709, and
     $37,993, respectively, of which $31,212 was paid each year to Dyco and its affiliates.

     Affiliates  of  the  Program  operate certain  of  the  Program's
     properties.   Their  policy  is  to  bill  the  Program  for  all
     customary  charges and cost  reimbursements associated with these activities, together with any  compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program  sold gas at market prices to El
     Paso  Energy Marketing  Company,  formerly known  as Premier  Gas
     Company ("El Paso").   El Paso, like other similar  gas marketing
     firms,  then resold such gas  to third parties  at market prices.
     El Paso was  an affiliate of the Program until  December 6, 1995.
     During 1995 and  1994, these sales totaled $452,687 and $909,037, respectively.  At  December 31,  1995 accrued oil  and gas  sales included $71,862 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales for the years ended December
     31, 1996, 1995, and 1994:

       Purchaser                  1996     1995     1994
       ---------                  -----    -----    -----

       El Paso                    74.8%    93.6%    89.4%

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


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:


                                             December 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------

     Proved properties                $18,560,621    $18,562,544

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization           -              -
                                       ----------     ----------
                                      $18,560,621    $18,562,544

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance           ( 18,193,990)  ( 18,122,183)
                                       ----------     ----------

     Net oil and gas properties       $   366,631    $   440,361
                                       ==========     ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:


                                              December 31,
                                       --------------------------
                                        1996      1995      1994
                                       ------    ------    ------

     Acquisition of properties         $ -       $ -       $ -
     Exploration costs                   -         -         -
     Development costs                  1,152     3,546     1,211
                                        -----     -----     -----
     Total costs incurred              $1,152    $3,546    $1,211
                                        =====     =====     =====


     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of the Program.  All of the Program's reserves are located in the United States.

                                   1996                    1995                    1994
                           --------------------    --------------------    --------------------
                             Oil        Gas          Oil        Gas          Oil        Gas
                           (Bbls)      (Mcf)       (Bbls)      (Mcf)       (Bbls)      (Mcf)
                           -------- -----------    -------  -----------    -------  -----------
Proved reserves,
  beginning of year         13,652   1,137,576       8,440   1,296,960      6,870    1,702,349

Revisions of previous
  estimates                    422     122,479       6,826     154,381      4,846      168,890

Sales of reserves          (    60) (    8,044)       -           -          -            -

Extensions and
  discoveries                 -           -           -           -          -            -

Production                 ( 1,336) (  296,244)    ( 1,614) (  313,765)    (3,276)  (  574,279)
                            ------   ---------      ------   ---------      -----    ---------

Proved reserves,
  end of year               12,678     955,767      13,652   1,137,576      8,440    1,296,960
                            ======   =========      ======   =========      =====    =========

Proved developed
reserves:
  Beginning of year         13,652   1,137,576       8,440   1,296,960      6,001    1,679,239
                            ------   ---------      ------   ---------      -----    ---------

  End of year               12,678     955,767      13,652   1,137,576      8,440    1,296,960
                            ======   =========      ======   =========      =====    =========


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

           NAME        AGE   POSITION WITH GENERAL PARTNERS
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.



ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1996


Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   -------------------------
                                         1996     1995     1994
                                        -------  -------  -------

1979-1 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
    Geological, and Engineering
    Expenses and Direct Expenses(4)     $44,520  $44,520  $44,520

1979-2 Program
--------------

  Compensation:
    Operations                          $   (2)  $   (2)  $   (2)
    Gas Marketing                       $   (3)  $   (3)  $   (3)

  Reimbursements:
    General and Administrative,
    Geological, and Engineering
    Expenses and Direct Expenses(4)     $31,212  $31,212  $31,212

---------------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of some of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.

(3) During 1994 and 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995 and 1994, the 1979-1 Program sold $344,098 and $389,812, respectively, of gas to El Paso. For the years ended December 31, 1995 and 1994, the 1979-2 Program sold $452,687 and $909,037, respectively, of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                         1979-1 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $24,263     -       -         -            -          -         -
                  1995   $24,308     -       -         -            -          -         -
                  1996   $26,044     -       -         -            -          -

---------------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.

                                         1979-2 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $17,011     -       -         -            -          -         -
                  1995   $17,042     -       -         -            -          -         -
                  1996   $18,259     -       -         -            -          -         -
---------------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The  general and administrative  expenses paid by  the Program and  attributable to salary reimbursements do not include any salary or other compensation attributable  to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No officer  or director  of Dyco  or  its affiliates  provides full-time  services to  the
     Program and  no individual's salary or  other compensation reimbursement  from the Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Programs have an interest. Such equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                  Number of Units
                                                   Beneficially
                                                  Owned (Percent
               Beneficial Owner                   of Outstanding)
----------------------------------------------    ---------------

1979-1 Program:
--------------

     Samson Resources Company                     1,232.30 (38.8%)

     All directors, officers, and affiliates
       of Dyco as a group and Dyco (5 persons)    1,232.30 (38.8%)


1979-2 Program:
--------------

     Samson Resources Company                     1,172.98 (40.6%)

     All directors, officers, and affiliates
       of Dyco as a group and Dyco (5 persons)    1,172.98 (40.6%)

     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and such affiliates also create potential conflicts of interest. An affiliate of the Program owns a significant amount of the Programs' Units and therefore has an identity of interest with other limited partners with respect to the operations of the Programs.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Programs is exercised solely by Dyco. The Program Agreements grant Dyco broad discretionary authority with respect to the Programs' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Programs involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Programs and other competing interests.

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

     Affiliates of the Programs are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Because affiliates of the Programs who provide services to the Programs have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily repre-sent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

       For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the Programs as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 are filed as part of this report:

                    Reports of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

              *27.1 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partner-ship's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

              *27.2 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partner-ship's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

               All other Exhibits are omitted as inapplicable.

               ------------------
               *  Filed herewith.



     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1979-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and       February 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial     February 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary           February 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1979-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and       February 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial     February 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary           February 20, 1997
     -------------------
        Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.



------------------
*  Filed herewith.