Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1997-05-05
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         March 31, 1997                   33-10346-07 (1979-1)
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
                              (Unaudited)

                                ASSETS
                                       March 31,    December 31,
                                         1997           1996
                                      -----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 89,516       $ 59,449
  Accrued oil and gas sales                66,718        101,981
                                         --------       --------
     Total current assets                $156,234       $161,430

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    219,969        241,255

DEFERRED CHARGE                            50,957         50,957
                                         --------       --------
                                         $427,160       $453,642
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  4,178       $  4,342
  Gas imbalance payable                    11,643         11,643
                                         --------       --------
     Total current liabilities           $ 15,821       $ 15,985

ACCRUED LIABILITY                          33,832         33,832

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 32 units                    3,776          4,039
  Limited Partners, issued and
   outstanding, 3,140 units               373,731        399,786
                                         --------       --------
     Total Partners' capital             $377,507       $403,825
                                         --------       --------
                                         $427,160       $453,642
                                         ========       ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $146,893     $129,117
  Interest                                    777          500
                                         --------     --------
                                         $147,670     $129,617

COST AND EXPENSES:
  Oil and gas production                 $ 23,614     $ 24,278
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              21,286       17,751
  General and administrative (Note 2)      18,068       15,903
                                         --------     --------
                                         $ 62,968     $ 57,932
                                         --------     --------

NET INCOME                               $ 84,702     $ 71,685
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    847     $    717
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 83,855     $ 70,968
                                         ========     ========
NET INCOME PER UNIT                      $  26.70     $  22.60
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 84,702      $71,685
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            21,286       17,751
   (Increase) decrease in accrued oil
     and gas sales                         35,263     (  9,047)
   Decrease in accounts payable         (     164)    (  1,207)
                                         --------      -------
   Net cash provided by operating
     activities                          $141,087      $79,182
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    -        $   532
                                         --------      -------
   Net cash provided by investing
     activities                          $    -        $   532
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($111,020)    ($79,300)
                                         --------      -------
   Net cash used by financing
     activities                         ($111,020)    ($79,300)
                                         --------      -------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 30,067      $   414

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      59,449       32,509
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 89,516      $32,923
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                        March 31,   December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $181,288       $123,603
  Accrued oil and gas sales               106,016        168,871
                                         --------       --------
     Total current assets                $287,304       $292,474

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    325,501        366,631

DEFERRED CHARGE                            50,557         50,557
                                         --------       --------
                                         $663,362       $709,662
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  6,662       $ 11,114
  Gas imbalance payable                    44,960         44,960
                                         --------       --------
     Total current liabilities           $ 51,622       $ 56,074

ACCRUED LIABILITY                           6,313          6,313

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 29 units                    6,054          6,473
  Limited Partners, issued and
   outstanding, 2,860 units               599,373        640,802
                                         --------       --------
     Total Partners' capital             $605,427       $647,275
                                         --------       --------
                                         $663,362       $709,662
                                         ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $202,537     $174,483
  Interest                                  1,570        1,325
                                         --------     --------
                                         $204,107     $175,808

COST AND EXPENSES:
  Oil and gas production                 $ 32,376     $ 28,282
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              40,563       30,631
  General and administrative (Note 2)      14,121       12,392
                                         --------     --------
                                         $ 87,060     $ 71,305
                                         --------     --------

NET INCOME                               $117,047     $104,503
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,170     $  1,045
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $115,877     $103,458
                                         ========     ========
NET INCOME PER UNIT                      $  40.51     $  36.17
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $117,047     $104,503
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            40,563       30,631
   (Increase) decrease in accrued oil
     and gas sales                         62,855    (  11,057)
   Decrease in accounts payable         (   4,452)   (     518)
                                         --------     --------
   Net cash provided by operating
     activities                          $216,013     $123,559
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    567     $    -
  Additions to oil and gas properties         -      (     865)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    567    ($    865)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($158,895)   ($115,560)
                                         --------     --------
   Net cash used by financing
     activities                         ($158,895)   ($115,560)
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 57,685     $  7,134

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     123,603      105,766
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $181,288     $112,900
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996 the 1979-1 Program incurred such expenses totaling $18,068 and $15,903, respectively, of which $11,130 was paid each quarter to Dyco and its affiliates. During the three months ended March 31, 1997 and 1996 the 1979-2 Program incurred such expenses totaling $14,121 and $12,392, respectively, of which $7,803 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

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


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1979-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $146,893         $129,117
      Oil and gas production expenses   $ 23,614         $ 24,278
      Barrels produced                        97               62
      Mcf produced                        58,135           69,720
      Average price/Bbl                 $  21.42         $  19.63
      Average price/Mcf                 $   2.49         $   1.83

     As shown in the table above, total oil and gas sales increased $17,776 (13.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $38,000 was related to the increase in the average price of gas sold, partially offset by a decrease of approximately $21,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 35 barrels, while volumes of gas sold decreased 11,585 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $21.42 per barrel and $2.49 per Mcf, respectively, for the three months ended March 31, 1997 from $19.63 per barrel and $1.83 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $664 (2.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended March 31, 1997 from 18.8% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation,  depletion,  and   amortization  of  oil  and   gas
     properties increased  $3,535 (19.9%)  for the three  months ended

     March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997, partially offset by the decrease in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 14.5% for the three months ended March 31, 1997 as compared to 13.7% for the three months ended March 31, 1996.

     General and administrative expenses increased $2,165 (13.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained constant at 12.3% for the three months ended March 31, 1997 and 1996.


     1979-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $202,537         $174,483
      Oil and gas production expenses   $ 32,376         $ 28,282
      Barrels produced                       264              358
      Mcf produced                        70,087           82,705
      Average price/Bbl                 $  22.25         $  18.69
      Average price/Mcf                 $   2.81         $   2.03

     As shown in the table above, total oil and gas sales increased $28,054 (16.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $55,000 was related to the increase in the average price of gas sold, partially offset by a decrease of approximately $26,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 94 barrels and 12,618 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $22.25 per barrel and $2.81 per Mcf, respectively, for the three months ended March 31, 1997 from $18.69 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,094 (14.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 16.0% for the three months ended March 31, 1997 as compared to 16.2% for the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $9,932 (32.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31,
     1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997, partially offset by the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 20.0% for the three months ended March 31, 1997 from 17.6% for the three months ended March 31, 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above, partially offset by the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $1,729 (14.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.0% for the three months ended March 31, 1997 as compared to 7.1% for the three months ended March 31, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of event:                January 24, 1997
          Date filed with SEC:          January 24, 1997
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 5, 1997           By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 5, 1997           By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.