Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1997-08-05
CIK 806573, 806574

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1997                    33-10346-07 (1979-1)
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
                              (Unaudited)

                                ASSETS
                                        June 30,    December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 28,530       $ 59,449
  Accrued oil and gas sales                63,528        101,981
                                         --------       --------
     Total current assets                $ 92,058       $161,430

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    213,956        241,255

DEFERRED CHARGE                            50,957         50,957
                                         --------       --------
                                         $356,971       $453,642
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  4,089       $  4,342
  Gas imbalance payable                    11,643         11,643
                                         --------       --------
     Total current liabilities           $ 15,732       $ 15,985

ACCRUED LIABILITY                          33,832         33,832

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 32 units                    3,075          4,039
  Limited Partners, issued and
   outstanding, 3,140 units               304,332        399,786
                                         --------       --------
     Total Partners' capital             $307,407       $403,825
                                         --------       --------
                                         $356,971       $453,642
                                         ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $91,069     $140,006
  Interest                                  1,123          528
                                          -------     --------
                                          $92,192     $140,534

COST AND EXPENSES:
  Oil and gas production                  $16,866     $ 24,727
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               5,667       19,338
  General and administrative (Note 2)      12,879       13,850
                                          -------     --------
                                          $35,412     $ 57,915
                                          -------     --------

NET INCOME                                $56,780     $ 82,619
                                          =======     ========
GENERAL PARTNER (1%) - net
  income                                  $   568     $    826
                                          =======     ========
LIMITED PARTNERS (99%) - net
  income                                  $56,212     $ 81,793
                                          =======     ========
NET INCOME PER UNIT                       $ 17.90     $  26.05
                                          =======     ========
UNITS OUTSTANDING                           3,172        3,172
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $237,962     $269,123
  Interest                                  1,900        1,028
                                         --------     --------
                                         $239,862     $270,151

COST AND EXPENSES:
  Oil and gas production                 $ 40,480     $ 49,005
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              26,953       37,089
  General and administrative (Note 2)      30,947       29,753
                                         --------     --------
                                         $ 98,380     $115,847
                                         --------     --------

NET INCOME                               $141,482     $154,304
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,415     $  1,543
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $140,067     $152,761
                                         ========     ========
NET INCOME PER UNIT                      $  44.60     $  48.65
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $141,482     $154,304
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            26,953       37,089
   (Increase) decrease in accrued oil
     and gas sales                         38,453    (  10,239)
   Decrease in accounts payable         (     253)   (   1,501)
                                         --------     --------
   Net cash provided by operating
     activities                          $206,635     $179,653
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    346     $    531
                                         --------     --------
   Net cash provided by investing
     activities                          $    346     $    531
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($237,900)   ($158,600)
                                         --------     --------
   Net cash used by financing
     activities                         ($237,900)   ($158,600)
                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       ($ 30,919)    $ 21,584

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      59,449       32,509
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 28,530     $ 54,093
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                        June 30,    December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $160,729       $123,603
  Accrued oil and gas sales               103,134        168,871
                                         --------       --------
     Total current assets                $263,863       $292,474

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    307,609        366,631

DEFERRED CHARGE                            50,557         50,557
                                         --------       --------
                                         $622,029       $709,662
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  5,911       $ 11,114
  Gas imbalance payable                    44,960         44,960
                                         --------       --------
     Total current liabilities           $ 50,871       $ 56,074

ACCRUED LIABILITY                           6,313          6,313

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 29 units                    5,649          6,473
  Limited Partners, issued and
   outstanding, 2,860 units               559,196        640,802
                                         --------       --------
     Total Partners' capital             $564,845       $647,275
                                         --------       --------
                                         $622,029       $709,662
                                         ========       ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $156,716     $152,245
  Interest                                  2,310        1,465
                                         --------     --------
                                         $159,026     $153,710

COST AND EXPENSES:
  Oil and gas production                 $ 27,702     $ 26,148
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              17,976       26,609
  General and administrative (Note 2)       9,480       10,296
                                         --------     --------
                                         $ 55,158     $ 63,053
                                         --------     --------

NET INCOME                               $103,868     $ 90,657
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,039     $    907
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $102,829     $ 89,750
                                         ========     ========
NET INCOME PER UNIT                      $  35.95     $  31.38
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $359,253     $326,728
  Interest                                  3,880        2,790
                                         --------     --------
                                         $363,133     $329,518

COST AND EXPENSES:
  Oil and gas production                 $ 60,078     $ 54,430
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              58,539       57,240
  General and administrative (Note 2)      23,601       22,688
                                         --------     --------
                                         $142,218     $134,358
                                         --------     --------

NET INCOME                               $220,915     $195,160
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,209     $  1,952
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $218,706     $193,208
                                         ========     ========
NET INCOME PER UNIT                      $  76.47     $  67.55
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $220,915     $195,160
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            58,539       57,240
   (Increase) decrease in accrued oil
     and gas sales                         65,737    (  11,429)
   Decrease in accounts payable         (   5,203)   (   1,074)
                                         --------     --------
   Net cash provided by operating
     activities                          $339,988     $239,897
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    567     $    -
  Additions to oil and gas properties   (      84)   (     865)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    483    ($    865)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($303,345)   ($231,120)
                                         --------     --------
   Net cash used by financing
     activities                         ($303,345)   ($231,120)
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 37,126     $  7,912

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     123,603      105,766
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $160,729     $113,678
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 the 1979-1 Program incurred such expenses totaling $12,879 and $13,850, respectively, of which $11,130 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the 1979-1 Program incurred such expenses totaling $30,947 and $29,753, respectively, of which $22,260 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1997 and 1996 the 1979-2 Program incurred such expenses totaling $9,480 and $10,296, respectively, of which $7,803 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the 1979-2 Program incurred such expenses totaling $23,601 and $22,688, respectively, of which $15,606 was paid each period to Dyco and its affiliates.

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

     1979-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                          1997             1996
                                         -------         --------
      Oil and gas sales                  $91,069         $140,006
      Oil and gas production expenses    $16,866         $ 24,727
      Barrels produced                        75              121
      Mcf produced                        47,242           69,842
      Average price/Bbl                  $ 19.79         $  19.09
      Average price/Mcf                  $  1.90         $   1.97

     As shown in the table above, total oil and gas sales decreased $48,937 (35.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $45,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 46 barrels and 22,600 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a normal decline in production due to diminished gas reserves on one well and (ii) a positive prior period volume adjustment made by the purchaser on another well during the three months ended June 30, 1996. Average oil prices increased to $19.79 per barrel for the three months ended June 30, 1997 from $19.09 per barrel for the three months ended June 30, 1996. Average gas prices decreased to $1.90 per Mcf for the three months ended June 30, 1997 from $1.97 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,861 (31.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.5% for the three months ended June 30, 1997 and 17.7% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,671 (70.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and
     (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.2% for the three months ended June 30, 1997 from 13.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $971 (7.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 14.1% for the three months ended June 30, 1997 from 9.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $237,962         $269,123
      Oil and gas production expenses   $ 40,480         $ 49,005
      Barrels produced                       172              183
      Mcf produced                       105,377          139,562
      Average price/Bbl                 $  20.71         $  19.27
      Average price/Mcf                 $   2.22         $   1.90

     As shown in the table above, total oil and gas sales decreased $31,161 (11.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $65,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $34,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 11 barrels and 34,185 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1996. Average oil and gas prices increased to $20.71 per barrel and $2.22 per Mcf, respectively, for the six months ended June 30, 1997 from $19.27 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,525 (17.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the six months ended June 30, 1997 from 13.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,136 (27.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.3% for the six months ended June 30, 1997 from 13.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 13.0% for the six months ended June 30, 1997 from 11.1% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     1979-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                      Three months ended June 30,
                                      ---------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $156,716         $152,245
      Oil and gas production expenses   $ 27,702         $ 26,148
      Barrels produced                       298              307
      Mcf produced                        72,529           66,333
      Average price/Bbl                 $  21.40         $  19.57
      Average price/Mcf                 $   2.07         $   2.20

     As shown in the table above, total oil and gas sales increased $4,471 (2.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $14,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $9,000 related to the decrease in the average price of gas sold. Volumes of oil sold decreased 9 barrels, while volumes of gas sold increased 6,196 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices increased to $21.40 per barrel for the three months ended June 30, 1997 from $19.57 per barrel for the three months ended June 30, 1996. Average gas prices decreased to $2.07 per Mcf for the three months ended June 30, 1997 from $2.20 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,554 (5.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30,
     1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.7% for the three months ended June 30, 1997 and 17.2% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,633 (32.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, partially offset by an increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.5% for the three months ended June 30, 1997 from 17.5% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $816 (7.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.0% for the three months ended June 30, 1997 and 6.8% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $359,253         $326,728
      Oil and gas production expenses   $ 60,078         $ 54,430

      Barrels produced                       562              665
      Mcf produced                       142,616          149,038
      Average price/Bbl                 $  21.80         $  19.10
      Average price/Mcf                 $   2.43         $   2.11

     As shown in the table above, total oil and gas sales increased $32,525 (10.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $46,000 was related to the increase in the average price of gas sold, partially offset by a decrease of approximately $14,000 related to the decrease in volumes of gas sold. Volumes of oil and gas sold decreased 103 barrels and 6,422 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $21.80 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 1997 from $19.10 per barrel and $2.11 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,648 (10.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in compression expenses incurred on two wells during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained constant at 16.7% for the six months ended June 30, 1997 and 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $1,299 (2.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from a decrease in the oil price used in the valuation of reserves at June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 16.3% for the six months ended June 30, 1997 and 17.5% for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.6% for the six months ended June 30, 1997 and 6.9% for the six months ended June 30, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1979-1 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1979-2 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.