Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1997-11-04
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



               For the quarter ended              Commission File Number
                 September 30, 1997                 33-10346-07 (1979-1)
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
                                     (Unaudited)

                                        ASSETS

                                     September 30,  December 31,
                                         1997           1996
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 33,681       $ 59,449
  Accrued oil and gas sales                66,426        101,981
                                         --------       --------
     Total current assets                $100,107       $161,430

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    206,031        241,255

DEFERRED CHARGE                            50,957         50,957
                                         --------       --------
                                         $357,095       $453,642
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  3,842       $  4,342
  Gas imbalance payable                    11,643         11,643
                                         --------       --------
     Total current liabilities           $ 15,485       $ 15,985

ACCRUED LIABILITY                          33,832         33,832

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 32 units                    3,079          4,039
  Limited Partners, issued and
   outstanding, 3,140 units               304,699        399,786
                                         --------       --------
     Total Partners' capital             $307,778       $403,825
                                         --------       --------
                                         $357,095       $453,642
                                         ========       ========

                       The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $103,310     $102,237
  Interest                                    595          662
                                         --------     --------
                                         $103,905     $102,899

COST AND EXPENSES:
  Oil and gas production                 $ 19,363     $ 21,038
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               7,925       14,235
  General and administrative (Note 2)      12,806       12,359
                                         --------     --------
                                         $ 40,094     $ 47,632
                                         --------     --------

NET INCOME                               $ 63,811     $ 55,267
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    638     $    553
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 63,173     $ 54,714
                                         ========     ========
NET INCOME PER UNIT                      $  20.12     $  17.42
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

                      The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $341,272     $371,360
  Interest                                  2,495        1,690
                                         --------     --------
                                         $343,767     $373,050

COST AND EXPENSES:
  Oil and gas production                 $ 59,843     $ 70,043
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              34,878       51,324
  General and administrative (Note 2)      43,753       42,112
                                         --------     --------
                                         $138,474     $163,479
                                         --------     --------

NET INCOME                               $205,293     $209,571
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,053     $  2,096
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $203,240     $207,475
                                         ========     ========
NET INCOME PER UNIT                      $  64.72     $  66.07
                                         ========     ========
UNITS OUTSTANDING                           3,172        3,172
                                         ========     ========

                       The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $205,293     $209,571
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            34,878       51,324
   Decrease in accrued oil and
     gas sales                             35,555        1,599
   Decrease in accounts payable         (     500)   (   2,002)
                                         --------     --------
   Net cash provided by operating
     activities                          $275,226     $260,492
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    346     $    592
                                         --------     --------
   Net cash provided by investing
     activities                          $    346     $    592
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($301,340)   ($253,760)
                                         --------     --------
   Net cash used by financing
     activities                         ($301,340)   ($253,760)
                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       ($ 25,768)    $  7,324

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      59,449       32,509
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 33,681     $ 39,833
                                         ========     ========

                      The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                     September 30,  December 31,
                                         1997           1996
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $177,160       $123,603
  Accrued oil and gas sales               119,400        168,871
                                         --------       --------
     Total current assets                $296,560       $292,474

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    279,319        366,631

DEFERRED CHARGE                            50,557         50,557
                                         --------       --------
                                         $626,436       $709,662
                                         ========       ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  5,660       $ 11,114
  Gas imbalance payable                    44,960         44,960
                                         --------       --------
     Total current liabilities           $ 50,620       $ 56,074

ACCRUED LIABILITY                           6,313          6,313

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 29 units                    5,695          6,473
  Limited Partners, issued and
   outstanding, 2,860 units               563,808        640,802
                                         --------       --------
     Total Partners' capital             $569,503       $647,275
                                         --------       --------
                                         $626,436       $709,662
                                         ========       ========

                       The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $215,050     $163,074
  Interest                                  2,690        1,525
                                         --------     --------
                                         $217,740     $164,599

COST AND EXPENSES:
  Oil and gas production                 $ 32,415     $ 28,219
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              26,887       28,573
  General and administrative (Note 2)       9,330        8,903
                                         --------     --------
                                         $ 68,632     $ 65,695
                                         --------     --------

NET INCOME                               $149,108     $ 98,904
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,491     $    989
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $147,617     $ 97,915
                                         ========     ========
NET INCOME PER UNIT                      $  51.61     $  34.23
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

                       The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $574,303     $489,802
  Interest                                  6,570        4,315
                                         --------     --------
                                         $580,873     $494,117

COST AND EXPENSES:
  Oil and gas production                 $ 92,493     $ 82,649
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              85,426       85,813
  General and administrative (Note 2)      32,931       31,591
                                         --------     --------
                                         $210,850     $200,053
                                         --------     --------

NET INCOME                               $370,023     $294,064
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  3,700     $  2,941
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $366,323     $291,123
                                         ========     ========
NET INCOME PER UNIT                      $ 128.08     $ 101.79
                                         ========     ========
UNITS OUTSTANDING                           2,889        2,889
                                         ========     ========

                       The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $370,023     $294,064
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            85,426       85,813
   (Increase) decrease in accrued oil
     and gas sales                         49,471    (   6,736)
   Increase (decrease) in accounts
     payable                            (   5,454)      15,256
                                         --------     --------
   Net cash provided by operating
     activities                          $499,466     $388,397
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  1,970     $    751
  Additions to oil and gas properties   (      84)   (     863)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  1,886    ($    112)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($447,795)   ($361,125)
                                         --------     --------
   Net cash used by financing
     activities                         ($447,795)   ($361,125)
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 53,557     $ 27,160

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     123,603      105,766
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $177,160     $132,926
                                         ========     ========

                     The accompanying condensed notes are an
                     integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 the 1979-1 Program incurred such expenses totaling $12,806 and $12,359, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1979-1 Program incurred such expenses totaling $43,753 and $42,112, respectively, of which $33,390 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1997 and 1996 the 1979-2 Program incurred such expenses totaling $9,330 and $8,903, respectively, of which $7,803 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1979-2 Program incurred such expenses totaling $32,931 and $31,591, respectively, of which $23,409 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1979-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                  Three Months Ended September 30,
                                  --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $103,310         $102,237
      Oil and gas production expenses   $ 19,363         $ 21,038
      Barrels produced                         9               90
      Mcf produced                        50,334           52,417
      Average price/Bbl                 $  19.11         $  23.21
      Average price/Mcf                 $   2.05         $   1.91

     As shown in the table above, total oil and gas sales increased $1,073 (1.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately $7,000 was related to an increase in the average price of gas sold, partially offset by decreases of approximately $2,000 and $4,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 81 barrels and 2,083 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil prices decreased to $19.11 per barrel for the three months ended September 30, 1997 from $23.21 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.05 per Mcf for the three months ended September 30, 1997 from $1.91 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,675 (8.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) a decrease in compression expenses on one well during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the three months ended September 30, 1997 from 20.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended

     September  30,  1997  as  compared  to  the  three  months  ended
     September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,310 (44.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 7.7% for the three months ended September 30, 1997 from 13.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 12.4% for the three months ended September 30, 1997 as compared to 12.1% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Nine Months Ended September 30,
                                   -------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $341,272         $371,360
      Oil and gas production expenses   $ 59,843         $ 70,043
      Barrels produced                       181              273
      Mcf produced                       155,711          191,979
      Average price/Bbl                 $  20.63         $  20.57
      Average price/Mcf                 $   2.17         $   1.91

     As shown in the table above, total oil and gas sales decreased $30,088 (8.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $69,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $40,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 92 barrels and 36,268 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $20.63 per barrel and $2.17 per Mcf, respectively, for the nine months ended September 30, 1997 from $20.57 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,200 (14.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.5% for the nine months ended September 30, 1997 as compared to 18.9% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $16,446 (32.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 10.2% for the nine months ended September 30, 1997 from 13.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.8% for the nine months ended September 30, 1997 from 11.3% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     1979-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                  Three Months Ended September 30,
                                  --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $215,050         $163,074
      Oil and gas production expenses   $ 32,415         $ 28,219
      Barrels produced                       395              369
      Mcf produced                        90,213           75,405
      Average price/Bbl                 $  19.26         $  22.39
      Average price/Mcf                 $   2.30         $   2.05

     As shown  in the table  above, total oil and  gas sales increased

     $51,976 (31.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately $30,000 and $23,000, respectively, were related to increases in both the volumes and average price of gas sold. Volumes of oil and gas sold increased 26 barrels and 14,808 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1997 and (ii) increased production on another well due to the installation of a new compressor during the three months ended September 30, 1997. Average oil prices decreased to $19.26 per barrel for the three months ended September 30, 1997 from $22.39 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.30 per Mcf for the three months ended September 30, 1997 from $2.05 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,196 (14.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) increases in volumes of oil and gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) an increase in production taxes associated with the increases in oil and gas sales discussed above, partially offset by decreased compression expenses on one well during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended September 30, 1997 from 17.3% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,686 (5.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, partially offset by increases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.5% for the three months ended September 30, 1997 from 17.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 4.3% for the three months ended September 30, 1997 from 5.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    ------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $574,303         $489,802
      Oil and gas production expenses   $ 92,493         $ 82,649
      Barrels produced                       957            1,034
      Mcf produced                       232,829          224,443
      Average price/Bbl                 $  20.75         $  20.27
      Average price/Mcf                 $   2.38         $   2.09

     As shown in the table above, total oil and gas sales increased $84,501 (17.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $18,000 and $68,000, respectively, were related to increases in both the volumes and average price of gas sold. Volumes of oil sold decreased 77 barrels while volumes of gas sold increased 8,386 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $20.75 per barrel and $2.38 per Mcf, respectively, for the nine months ended September 30, 1997 from $20.27 per barrel and $2.09 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,844 (11.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from (i) increases in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 16.1% for the nine months ended September 30, 1997 as compared to 16.9% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 14.9% for the nine months ended September 30, 1997 from 17.5% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the nine months ended September 30, 1997 from 6.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1979-1 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1979-2 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 4, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 4, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.