Form 10-K405
period 1997-12-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1998-03-24
CIK 806573, 806574

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

            Samson Plaza
      Two West Second Street
           Tulsa, Oklahoma                               74103
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
      Units of limited partnership interest

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

      The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 FORM 10-K405

                        DYCO 1979 OIL AND GAS PROGRAMS
                     (Two Minnesota limited partnerships)

                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................12
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................13
      ITEM 5.     MARKET  FOR THE  REGISTRANT'S  LIMITED  PARTNERSHIP
                  UNITS AND RELATED LIMITED PARTNER MATTERS.................13
      ITEM 6.     SELECTED FINANCIAL DATA...................................16
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................18
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............25
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................49
PART III....................................................................49
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........49
      ITEM 11.    EXECUTIVE COMPENSATION....................................50
      ITEM 12.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS
                  AND MANAGEMENT............................................55
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............55
PART IV.....................................................................57
      ITEM 14.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
                  REPORTS ON FORM 8-K.......................................57
      SIGNATURES  ..........................................................60

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

      Dyco currently serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of March 1, 1998 the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Programs' operations or may affect the Programs' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 95.3% of the 1979-1 Program's oil and gas sales during the year ended December 31, 1997. With respect to the 1979-2 Program, purchases of gas by El Paso and Williams Energy Services Company accounted for approximately 60.0% and 22.9%, respectively, of its oil and gas sales during the year ended December 31, 1997. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months, as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

                                                      1979-1      1979-2
                                                      Program     Program
                                                      -------     -------
            Gross productive wells(2):
              Oil                                         3          -
              Gas                                        33         19
                                                         --         --
                Total                                    36         19

            Net productive wells(3):
              Oil                                       .15          -
              Gas                                      1.67       1.52
                                                       ----       ----

                Total                                  1.82       1.52

---------------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.

      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1997.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                            Year Ended December 31,
                                    --------------------------------------
                                       1997            1996         1995
                                    ----------      ---------     --------
1979-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                      366             378           817
      Gas (Mcf)(2)                   205,089         238,389       286,965
   Oil and gas sales:
      Oil                           $  7,208        $  8,094      $ 14,730
      Gas                            461,659         492,114       381,763
                                     -------         -------       -------
         Total                      $468,867        $500,208      $396,493
                                     =======         =======       =======
   Total direct operating
      expenses (3)                  $ 87,871        $103,193      $118,370
                                     =======         =======       =======
   Direct operating expenses as
      a percentage of oil and
      gas sales                        18.7%           20.6%         29.9%

   Average sales price:
      Per barrel of oil               $19.69          $21.42        $18.03
      Per Mcf of gas                    2.25            2.06          1.33

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                          $  .42          $  .43        $  .41

                                            Year Ended December 31,
                                    ----------------------------------------
                                       1997            1996          1995
                                    ----------      ---------     ----------
1979-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                    1,325           1,336         1,614
      Gas (Mcf)(2)                   265,409         296,244       313,765

   Oil and gas sales:
      Oil                           $ 26,891        $ 28,156      $ 26,983
      Gas                            669,037         700,890       456,484
                                     -------         -------       -------
         Total                      $695,928        $729,046      $483,467
                                     =======         =======       =======
   Total direct operating
      expenses(3)                   $127,516        $147,342      $103,957
                                     =======         =======       =======
   Direct operating expenses as
      a percentage of oil and
      gas sales                        18.3%           20.2%         21.5%

   Average sales price:
      Per barrel of oil               $20.30          $21.07        $16.72
      Per Mcf of gas                    2.52            2.37          1.45

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                          $  .47          $  .48        $  .32

---------------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)  Includes lease operating  expenses and production  taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of

December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                            As of December 31, 1997

1979-1 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                           1,098,038
         Oil and liquids (Bbls)                                  2,033

      Net present value (discounted at 10%
         per annum)                                         $1,139,944

1979-2 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                           1,070,721
         Oil and liquids (Bbls)                                 12,515

      Net present value (discounted at 10%
         per annum)                                         $1,231,791


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Notes 4 and 5 to the Programs' financial statements, included in
Item 8 of this Annual Report.


                            Significant Properties

                                1979-1 Program
                                --------------

      As of December 31, 1997, the 1979-1 Program's properties consisted of 36 gross (1.82 net) productive wells. The 1979-1 Program also owned a non-working interest in an additional 13 wells. Affiliates of the 1979-1 Program operate 17 (35%) of its total wells. As of December 31, 1997, the 1979-1 Program had estimated total proved reserves of 1,098,038 Mcf of gas and 2,033 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,139,944. All of the 1979-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                1979-2 Program
                                --------------

      As of December 31, 1997, the 1979-2 Program's properties consisted of 19 gross (1.52 net) productive wells. Affiliates of the 1979-2 Program operate 5 (26%) of its wells. As of December 31, 1997, the 1979-2 Program had estimated total proved reserves of 1,070,721 Mcf of gas and 12,515 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,231,791. Substantially all of the 1979-2 Program's reserves are located in the Anadarko Basin. All of the 1979-2 Program's properties are located onshore in the continental United States.

      As of December 31, 1997, the 1979-2 Program's properties in the Anadarko Basin consisted of 14 gross (1.23 net) productive wells. Affiliates of the 1979-2 Program operate 4 (29%) of its Anadarko Basin wells. As of December 31, 1997, the 1979-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 951,522 Mcf of gas and approximately 12,109 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,146,877.


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


ITEM 3.  LEGAL PROCEEDINGS

      On October 24, 1996, certain royalty owners filed a class action lawsuit against Dyco and certain other parties in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Maxwell No. 1-23. (Thurman Horn, et al., v. Dyco, et al., Case No. 10,324, District Court of Wheeler County, Texas). The 1979-2 Program has a 22.5% working interest in the Maxwell No. 1-23. The plaintiffs are alleging causes of action based on breach of duty to market, breach of duty to pay royalties, and breach of duty of good faith and fair dealing and are seeking restitution and an accounting. The Plaintiffs have not quantified the amount of their damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations, and discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit. A Texas appellate court has previously ruled in a separate lawsuit that owners of royalty interests in Texas oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements.

      On February 25, 1998, Randy Beutler filed a lawsuit against Dyco alleging that Dyco amended or terminated certain gas purchase contracts and fraudulently concealed the settlement of these contracts. (Randy Beutler, et al. v. Dyco Petroleum Corporation, CJ-98-16, District Court of Beckham County, Oklahoma.) The plaintiff has filed the petition as a class action on behalf of all individuals who leased Oklahoma mineral leases to Dyco which were subject to certain gas purchase contracts. The plaintiff alleges that Dyco's actions resulted in a breach of the express and implied obligations of the leases and reckless indifference and/or actual fraud on behalf of Dyco. The plaintiff has not specified the amount of alleged damages. As of the date of this Annual Report, Dyco has not determined what wells are subject to this lawsuit; however, the proposed class action representative is a lessor in the Johnson No. 1-22 well. The 1979-2 Program has an approximate 2.6% working interest in this well. To date, Dyco has not filed an answer in the lawsuit, however, Dyco intends to vigorously defend it.

      Except for the foregoing, to the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1997.


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



                                1979-1 Program
                                --------------

                                          Repurchase           Cash
                                             Price         Distributions
                                          ----------       -------------

      1996:
         First Quarter                       $204               $25
         Second Quarter                       179                25
         Third Quarter                        250                30
         Fourth Quarter                       230                20

      1997:
         First Quarter                       $195               $35
         Second Quarter                       155                40
         Third Quarter                        217                20
         Fourth Quarter                       197                20

      1998:
         First Quarter                       $162               $35

                                1979-2 Program
                                --------------

                                          Repurchase           Cash
                                             Price         Distributions
                                          ----------       -------------

      1996:
         First Quarter                       $245               $40
         Second Quarter                       205                40
         Third Quarter                        255                45
         Fourth Quarter                       210                45

      1997:
         First Quarter                       $155               $55
         Second Quarter                       105                50
         Third Quarter                        184                50
         Fourth Quarter                       129                55

      1998:
         First Quarter                       $ 94               $35



      The 1979-1 Program has 3,172 Units outstanding and approximately 1,072 limited partners of record. The 1979-2 Program has 2,889 Units outstanding and approximately 821 limited partners of record.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                 1979-1 Program
                                 --------------
                                                                   December 31,
                                          --------------------------------------------------------------
                                            1997          1996         1995          1994         1993
                                          --------      --------     --------      --------     --------
Summary of Operations:
   Oil and gas sales                      $468,867      $500,208     $396,493      $400,698     $717,528
   Total revenues                          471,940       502,561      398,559       401,930      720,210

   Lease operating expenses                 55,138        67,719       90,080        52,310       37,565
   Production taxes                         32,733        35,474       28,290        29,007       51,198
   General and administrative
      expenses                              55,701        54,220       54,317        51,498       55,466
   Depreciation, depletion, and
      amortization of oil and gas
      properties                            39,290        33,690       54,252        70,054      103,973

   Net income                              289,078       311,458      171,620       199,061      472,008
      per Unit                               91.13         98.19        54.10         62.76       148.80
   Cash distributions                      364,780       317,200      206,180       237,900      602,680
      per Unit                                 115           100           65            75          190

Summary Balance Sheet Data:
   Total assets                            368,032       453,642      467,816       483,352      489,362
   Partners' capital                       328,123       403,825      409,567       444,127      482,966





                                               1979-2 Program
                                               --------------

                                                                 December 31,
                                          ----------------------------------------------------------------
                                            1997          1996          1995          1994         1993
                                          --------      --------     ----------    ----------   ----------
Summary of Operations:
   Oil and gas sales                      $695,928      $729,046     $483,467      $1,017,344   $  947,742
   Total revenues                          705,215       735,326      490,205       1,025,628    1,037,181

   Lease operating expenses                 75,640        94,195       67,295         178,826      145,697
   Production taxes                         51,876        53,147       36,662          74,862       68,291
   General and administrative
      expenses                              41,613        40,363       40,709          37,993       42,565
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    77,495        71,807       84,448         244,687      185,125

   Net income                              458,591       475,814      261,091         489,260      595,503
      per Unit                              158.74        164.70        90.37          169.35       206.13
   Cash distributions                      606,690       491,130      447,795         476,685    1,820,070
      per Unit                                 210           170          155             165          630

Summary Balance Sheet Data:
   Total assets                            559,776       709,662      705,367         857,507    1,538,968
   Partners' capital                       499,176       647,275      662,591         849,295      836,720


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997 however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                1979-1 Program
                                --------------

                   Year Ended December 31, 1997 Compared to
                         Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $31,341 (6.3%) in 1997 as compared to 1996. Of this decrease, approximately $69,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $39,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 12 barrels and 33,300 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on one well in 1997, (ii) normal declines in production, and (iii) positive prior period volume adjustments made by the purchaser on one well in 1996. Average oil prices decreased to $19.69 per barrel in 1997 from $21.42 per barrel in 1996. Average gas prices increased to $2.25 per Mcf in 1997 from $2.06 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,322 (14.8%) in 1997 as compared to 1996. This decrease resulted primarily from the decreases in volumes of oil and gas sold in 1997 and a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 18.7% in 1997 from 20.6% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,600 (16.6%) in 1997 as compared to 1996. This increase resulted primarily from decreases in prices used to value oil and gas reserves in 1997 as compared to 1996, which decrease was partially offset by the decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, this expense increased to 8.4% in 1997 from 6.7% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $1,481 (2.7%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 11.9% in 1997 from 10.8% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


                   Year Ended December 31, 1996 Compared to
                         Year Ended December 31, 1995
                   -----------------------------------------

      Total oil and gas sales increased $103,715 (26.2%) for 1996 as compared to 1995. Of this increase, approximately $209,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $100,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 439 barrels and 48,576 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during 1995. The decrease in volumes of gas sold resulted primarily from (i) the depletion of reserves on one well during 1996 and (ii) normal declines in production due to diminished gas reserves on another well. Average oil and gas prices increased to $21.42 per barrel and $2.06 per Mcf, respectively, for 1996 from $18.03 per barrel and $1.33 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,177 (12.8%) for 1996 as compared to 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during 1996 as compared to 1995 and (ii) workover expenses incurred on one well during 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.6% for 1996 from 29.9% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,562 (37.9%) for 1996 as compared to 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during 1996 as compared to 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for 1996 from 13.7% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 10.8% for 1996 from 13.7% for 1995. This percentage decrease was primarily due to the increases in oil and gas sales during 1996 as compared to 1995 as discussed above.


                                1979-2 Program
                                --------------

                   Year Ended December 31, 1997 Compared to
                         Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $33,118 (4.5%) in 1997 as compared to 1996. Of this decrease, approximately $73,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $40,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 11 barrels and 30,835 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from negative prior period volume adjustments made by the purchasers on two wells in 1997. Average oil prices decreased to $20.30 per barrel in 1997 from $21.07 per barrel in 1996. Average gas prices increased to $2.52 per Mcf in 1997 from $2.37 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,826 (13.5%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997, (ii) decreased general operating expenses on one well in 1997 as compared to 1996, and (iii) decreased compression expenses on two wells in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses decreased to 18.3% in 1997 from 20.2% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,688 (7.9%) in 1997 as compared to 1996. This increase resulted primarily from decreases in prices used to value oil and gas reserves in 1997 as compared to 1996, which decrease was partially offset by the decreases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, this expense increased to 11.1% in 1997 from 9.8% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $1,250 (3.1%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.0% in 1997 and 5.5% in 1996.


                   Year Ended December 31, 1996 Compared to
                         Year Ended December 31, 1995
                   ----------------------------------------

      Total oil and gas sales increased $245,579 (50.8%) for 1996 as compared to 1995. Of this increase, approximately $289,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $42,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 278 barrels and 17,521 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. Average oil and gas prices increased to $21.07 per barrel and $2.37 per Mcf, respectively, for 1996 from $16.72 per barrel and $1.45 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including operating expenses and production taxes) increased $43,385 (41.7%) for 1996 as compared to 1995. This increase resulted primarily from an increase in severance taxes associated with the increase in the average prices of oil and gas sold. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.2% for 1996 compared to 21.5% for 1995.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,641 (15.0%) for 1996 as compared to 1995. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during 1996 as compared to 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 9.8% for 1996 from 17.5% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 5.5% for 1996 from 8.4% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales during 1996 as compared to 1995, as discussed above.


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the 1979-1 Program's proved reserve quantities at December 31, 1997 would have remaining lives of approximately 5.4 years for gas reserves and 5.6 years for oil reserves and the 1979-2 Program's proved oil and gas reserve quantities at December 31, 1997 would have remaining lives of approximately 4.0 years for gas reserves and
9.4 years for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1997, it is possible that a significant decrease in oil and gas prices from December 31, 1997 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2.
Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      Dyco has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. Dyco believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause either (i) disruption of the Programs' operations or (ii) a material effect on the Programs' financial condition or results of operations. However, it is possible that the Programs' cash flows could be disrupted by year-2000 problems experienced by operators of the Programs' wells, buyers of the Programs' oil and gas, financial institutions or other persons. Dyco is unable to quantify the effect, if any, on the Program of year-2000 computer problems which may be experienced by these third parties.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-1 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                          /s/ Coopers & Lybrand, L.L.P.


                            COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 18, 1998

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                  1997              1996
                                                --------          --------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 70,498          $ 59,449
   Accrued oil and gas sales                      69,687           101,981
                                                 -------           -------
      Total current assets                      $140,185          $161,430

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          179,341           241,255

DEFERRED CHARGE                                   48,506            50,957
                                                 -------           -------
                                                $368,032          $453,642
                                                 =======           =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  2,778          $  4,342
   Gas imbalance payable                             105            11,643
                                                 -------           -------
      Total current liabilities                 $  2,883          $ 15,985

ACCRUED LIABILITY                                 37,026            33,832

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 32 Units                        3,282             4,039
   Limited Partners, issued and
      outstanding, 3,140 Units                   324,841           399,786
                                                 -------           -------
   Total Partners' Capital                      $328,123          $403,825
                                                 -------           -------
                                                $368,032          $453,642
                                                 =======           =======





              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996 and 1995


                                            1997        1996        1995
                                          --------    --------    --------

REVENUES:
   Oil and gas sales, including
      $344,098 of sales to related
      parties in 1995 (Note 2)            $468,867    $500,208    $396,493
   Interest                                  3,073       2,353       2,066
                                           -------     -------     -------

                                          $471,940    $502,561    $398,559

COSTS AND EXPENSES:
   Lease operating                        $ 55,138    $ 67,719    $ 90,080
   Production taxes                         32,733      35,474      28,290
   Depreciation, depletion, and
      amortization of oil and
      gas properties                        39,290      33,690      54,252
   General and administrative               55,701      54,220      54,317
                                           -------     -------     -------
                                          $182,862    $191,103    $226,939
                                           -------     -------     -------
NET INCOME                                $289,078    $311,458    $171,620
                                           =======     =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                             $  2,891    $  3,115    $  1,716
                                           =======     =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                             $286,187    $308,343    $169,904
                                           =======     =======     =======
NET INCOME per Unit                       $  91.13    $  98.19    $  54.10
                                           =======     =======     =======
UNITS OUTSTANDING                            3,172       3,172       3,172
                                           =======     =======     =======











              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
          For the Three Years Ended December 31, 1997, 1996, and 1995


                                      General        Limited
                                      Partner       Partners         Total
                                      --------     ----------     ----------

Balances at December 31, 1994          $4,442       $439,685       $444,127
   Cash distributions                 ( 2,062)     ( 204,118)     ( 206,180)
   Net income                           1,716        169,904        171,620
                                        -----        -------        -------

Balances at December 31, 1995          $4,096       $405,471       $409,567
   Cash distributions                 ( 3,172)     ( 314,028)     ( 317,200)
   Net income                           3,115        308,343        311,458
                                        -----        -------        -------

Balances at December 31, 1996          $4,039       $399,786       $403,825
   Cash distributions                 ( 3,648)     ( 361,132)     ( 364,780)
   Net income                           2,891        286,187        289,078
                                        -----        -------        -------

Balances at December 31, 1997          $3,282       $324,841       $328,123
                                        =====        =======        =======




              The accompanying notes are an integral part of these
                              financial statements.




                                 DYCO OIL AND GAS PROGRAM
                                1979-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                      1997          1996         1995
                                                   ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $289,078      $311,458     $171,620
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                   39,290        33,690       54,252
      (Increase) decrease in accrued
         oil and gas sales                            32,294     (  27,800)   (  28,658)
      Decrease in accounts receivable
         - Related Party                                -             -          13,447
      Decrease in deferred charge                      2,451        18,452        4,763
      Increase (decrease) in accounts
         payable                                   (   1,564)    (   2,460)       3,199
      Increase (decrease) in gas
         imbalance payable                         (  11,538)    (   1,680)      13,323
      Increase (decrease) in accrued
         liability                                     3,194     (   4,292)       2,502
                                                     -------       -------      -------
   Net cash provided by operating
      activities                                    $353,205      $327,368     $234,448
                                                     -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                                $ 22,624      $ 16,772     $  2,561
   Additions to oil and gas properties                  -             -       (  81,982)
                                                     -------       -------      -------
   Net cash provided (used) by investing
      activities                                    $ 22,624      $ 16,772    ($ 79,421)
                                                     -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($364,780)    ($317,200)   ($206,180)
                                                     -------       -------      -------
   Net cash used by financing activities           ($364,780)    ($317,200)   ($206,180)
                                                     -------       -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $ 11,049      $ 26,940    ($ 51,153)

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                59,449        32,509       83,662
                                                     -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 70,498      $ 59,449     $ 32,509
                                                     =======       =======      =======
              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1979-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,285 (40.5%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas  operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.19, $0.14, and $0.19, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 195,983 Mcf, resulting in prepaid lease operating expenses of $48,506. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 224,876 Mcf, resulting in prepaid lease operating expenses of $50,957.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 149,598 Mcf, resulting in accrued lease operating expenses of $37,026. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 149,301 Mcf, resulting in accrued lease operating expenses of $33,832.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also reflects the price for which the Program is currently settling this liability. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on one well by $105 (70 Mcf). At December 31, 1996, total sales exceeded the Program's share of estimated total gas reserves on two wells by $11,643 (7,762 Mcf).


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $55,701, $54,220, and $54,317, respectively, of which $44,520 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $344,098.

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1997, 1996, and 1995:

            Purchaser         1997        1996        1995
            ---------         -----       -----       ----

            El Paso           95.3%       94.8%       86.8%
            Apache              - %         - %       12.5%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                                     December 31,
                                             -----------------------------
                                                 1997             1996
                                             -------------    ------------

      Proved properties                       $20,412,888      $20,435,512

      Unproved properties, not
         subject to depreciation,
         depletion, and amortization                 -                -
                                               ----------       ----------
                                              $20,412,888      $20,435,512
      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,233,547)    ( 20,194,257)
                                               ----------       ----------
      Net oil and gas properties              $   179,341      $   241,255
                                               ==========       ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                       December 31,
                                                ---------------------------
                                                1997       1996      1995
                                                ----       ----     -------

      Development costs                         $ -        $ -      $81,982
                                                 ===        ===      ======

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.


                                           1997                        1996                          1995
                                   --------------------        --------------------          --------------------
                                     Oil           Gas           Oil           Gas             Oil        Gas
                                   (Bbls)         (Mcf)        (Bbls)         (Mcf)          (Bbls)      (Mcf)
                                   -------     ----------      -------     -----------       -------  -----------

Proved reserves,
  beginning of year                 3,193       1,077,521       3,472       1,094,721         2,272     1,010,914

Revisions of previous
  estimates                        (  736)        243,736         108         222,455         2,017       370,888

Sales of reserves                  (   58)     (   18,130)     (    9)     (    1,266)         -       (      116)

Production                         (  366)     (  205,089)     (  378)     (  238,389)       (  817)   (  286,965)
                                    -----       ---------       -----       ---------         -----      ---------

Proved reserves,
  end of year                       2,033       1,098,038       3,193       1,077,521         3,472     1,094,721
                                    =====       =========       =====       =========         =====     =========

Proved developed reserves:
  Beginning of year                 3,193       1,077,521       3,472       1,094,721         2,272     1,010,914
                                    -----       ---------       -----       ---------         -----     ---------
  End of year                       2,033       1,098,038       3,193       1,077,521         3,472     1,094,721
                                    =====       =========       =====       =========         =====     =========


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-2 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                          /s/ Coopers & Lybrand, L.L.P.


                            COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1998

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                  1997              1996
                                                --------          --------

CURRENT ASSETS:
   Cash and cash equivalents                    $157,539          $123,603
   Accrued oil and gas sales                      81,158           168,871
                                                 -------           -------
      Total current assets                      $238,697          $292,474

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          283,007           366,631

DEFERRED CHARGE                                   38,072            50,557
                                                 -------           -------
                                                $559,776          $709,662
                                                 =======           =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  6,190          $ 11,114
   Gas imbalance payable                          53,853            44,960
                                                 -------           -------
      Total current liabilities                 $ 60,043          $ 56,074

ACCRUED LIABILITIES                                  557             6,313

CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 29 Units                        4,992             6,473
   Limited Partners, issued and
      outstanding, 2,860 Units                   494,184           640,802
                                                 -------           -------
   Total Partners' Capital                      $499,176          $647,275
                                                 -------           -------
                                                $559,776          $709,662
                                                 =======           =======





              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996 and 1995


                                           1997         1996         1995
                                         --------     --------    ----------

REVENUES:
   Oil and gas sales, including
      $452,687 of sales to related
      parties in 1995 (Note 2)           $695,928     $729,046    $483,467
   Interest and other income                9,287        6,280       6,738
                                          -------      -------     -------

                                         $705,215     $735,326    $490,205

COSTS AND EXPENSES:
   Lease operating                       $ 75,640     $ 94,195    $ 67,295
   Production tax                          51,876       53,147      36,662
   Depreciation, depletion, and
      amortization of oil and
      gas properties                       77,495       71,807      84,448
   General and administrative              41,613       40,363      40,709
                                          -------      -------     -------
                                         $246,624     $259,512    $229,114
                                          -------      -------     -------
NET INCOME                               $458,591     $475,814    $261,091
                                          =======      =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                            $  4,586     $  4,758    $  2,611
                                          =======      =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                            $454,005     $471,056    $258,480
                                          =======      =======     =======
NET INCOME per Unit                      $ 158.74     $ 164.70    $  90.37
                                          =======      =======     =======
UNITS OUTSTANDING                           2,889        2,889       2,889
                                          =======      =======     =======





              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
          For the Three Years Ended December 31, 1997, 1996, and 1995


                                        General       Limited
                                        Partner      Partners       Total
                                       ---------    ----------    ----------


Balances at Dec. 31, 1994               $8,493       $840,802      $849,295
   Cash distributions                  ( 4,478)     ( 443,317)    ( 447,795)
   Net income                            2,611        258,480       261,091
                                         -----        -------       -------

Balances at Dec. 31, 1995               $6,626       $655,965      $662,591
   Cash distributions                  ( 4,911)     ( 486,219)    ( 491,130)
   Net income                            4,758        471,056       475,814
                                         -----        -------       -------

Balances at Dec. 31, 1996               $6,473       $640,802      $647,275
   Cash distributions                  ( 6,067)     ( 600,623)    ( 606,690)
   Net Income                            4,586        454,005       458,591
                                         -----        -------       -------

Balances at Dec. 31, 1997               $4,992       $494,184      $499,176
                                         =====        =======       =======





              The accompanying notes are an integral part of these
                              financial statements.




                                 DYCO OIL AND GAS PROGRAM
                                1979-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                      1997          1996         1995
                                                    --------      --------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $458,591      $475,814     $261,091
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                   77,495        71,807       84,448
      (Increase) decrease in accrued
        oil and gas sales                             87,713     (  77,248)      57,513
      (Increase) decrease in deferred
         charge                                       12,485        17,060    (  10,175)
      Increase (decrease) in
         accounts payable                          (   4,924)        4,697          541
      Increase in gas imbalance
         payable                                       8,893         8,601       34,023
      Increase (decrease) in
         accrued liability                         (   5,756)        6,313         -
                                                     -------       -------      -------
   Net cash provided by operating
      activities                                    $634,497      $507,044     $427,441
                                                     -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                            $  6,213      $  3,075     $   -
   Additions to oil and gas properties             (      84)    (   1,152)   (   3,546)
                                                     -------       -------      -------
   Net cash provided (used) by
      investing activities                          $  6,129      $  1,923    ($  3,546)
                                                     -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($606,690)    ($491,130)   ($447,795)
                                                     -------       -------      -------
   Net cash used by financing
      activities                                   ($606,690)    ($491,130)   ($447,795)
                                                     -------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             $ 33,936      $ 17,837    ($ 23,900)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               123,603       105,766      129,666
                                                     -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $157,539      $123,603     $105,766
                                                     =======       =======      =======



              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1979-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,198 (41.5%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3. Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.28, $0.24, and $0.26, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 151,078 Mcf, resulting in prepaid lease operating expenses of $38,072. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 213,322 Mcf, resulting in prepaid lease operating expenses of $50,557.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 2,211 Mcf, resulting in accrued lease operating expenses of $557. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 26,639 Mcf, resulting in accrued lease operating expenses of $6,313.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on one well by $53,853 (35,902 Mcf). At December 31, 1996, total sales exceeded the Program's share of estimated total gas reserves on one well by $44,960 (29,973 Mcf).


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, the accrued liability, and the litigation contingency (see Note 4) all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Oil and gas reserves (see Note 5) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $41,613, $40,363, and $40,709, respectively, of which $31,212 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $452,687.


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales for the years ended December 31, 1997, 1996, and 1995:

                  Purchaser         1997       1996      1995
                  ---------         -----      -----     -----

                  El Paso           60.0%      74.8%     93.6%
                  Williams          22.9%        - %       - %

          In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.     CONTINGENCIES

            On February 25, 1998, a royalty owner filed a lawsuit against Dyco alleging that Dyco amended or terminated certain gas purchase contracts and fraudulently concealed the settlement of these contracts. Although Dyco has not yet determined which wells are subject to this lawsuit, the proposed class action representative is a lessor in one of the Program's wells. As of the date of these financial statements, the Program is not able to determine the ultimate outcome of this lawsuit or the assessment of any damages that may result.


5.    SUPPLEMENTAL OIL AND GAS INFORMATION

            The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                                     December 31,
                                            -------------------------------
                                                1997              1996
                                            -------------     -------------

      Proved properties                      $18,554,492       $18,560,621

      Unproved properties, not
         subject to depreciation,
         depletion, and amortization                -                 -
                                              ----------        ----------
                                             $18,554,492       $18,560,621

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                ( 18,271,485)     ( 18,193,990)
                                              ----------        ----------

      Net oil and gas properties             $   283,007       $   366,631
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                    December 31,
                                             --------------------------
                                             1997        1996      1995
                                             ----       ------    ------

      Development costs                      $ 84       $1,152    $3,546
                                              ===        =====     =====

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                           1997                        1996                          1995
                                   --------------------        --------------------        -------------------------
                                     Oil           Gas           Oil           Gas             Oil          Gas
                                   (Bbls)         (Mcf)        (Bbls)         (Mcf)          (Bbls)        (Mcf)
                                   --------    -----------     -------     -----------       -------     -----------
Proved reserves,
   beginning of year                12,678        955,767       13,652      1,137,576          8,440      1,296,960

Revisions of previous
   estimates                         1,202        388,548          422        122,479          6,826        154,381

Sales of reserves                  (    40)    (    8,185)     (    60)    (    8,044)          -               -

Production                         ( 1,325)    (  265,409)     ( 1,336)    (  296,244)       ( 1,614)      (313,765)
                                    ------      ---------       ------      ---------         ------      ---------

Proved reserves,
   end of year                      12,515      1,070,721       12,678        955,767         13,652      1,137,576
                                    ======      =========       ======      =========         ======      =========

Proved developed
reserves:
   Beginning of year                12,678        955,767       13,652      1,137,576          8,440      1,296,960
                                    ------      ---------       ------      ---------         -----       ---------

   End of year                      12,515      1,070,721       12,678        955,767         13,652      1,137,576
                                    ======      =========       ======      =========         ======      =========

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.


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

            NAME              AGE      POSITION WITH GENERAL PARTNERS
      ----------------        ---     --------------------------------
      Dennis R. Neill          46     President and Director

      Patrick M. Hall          39     Chief Financial Officer

      Judy K. Fox              47     Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

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

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons
Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1997 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1997:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1997

Type of Compensation/Reimbursement(1)                    Expense
-------------------------------------          -----------------------------
                                                1997       1996       1995
                                               -------    -------    -------

1979-1 Program
--------------

   Compensation:
     Operations                                    (2)        (2)        (2)
     Gas Marketing                                 (3)        (3)        (3)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(4)           $44,520    $44,520    $44,520

1979-2 Program
--------------

   Compensation:
     Operations                                    (2)        (2)        (2)
     Gas Marketing                                 (3)        (3)        (3)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(4)           $31,212    $31,212    $31,212

---------------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of some of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. During 1995, the 1979-1 Program sold $344,098 of gas to El Paso. During 1995, the 1979-2 Program sold $452,687 of gas to El Paso. After December 6, 1995, the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1997:




                                                     1979-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1997

                                                                      Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -           -           -           -              -           -        -
                        1996       -           -           -           -              -           -        -
                        1997       -           -           -           -              -           -        -
Dennis R. Neill,
President(2)(3)         1996       -           -           -           -              -           -        -
                        1997       -           -           -           -              -           -        -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $24,308       -           -           -              -           -        -
                        1996     $26,044       -           -           -              -           -        -
                        1997     $26,596       -           -           -              -           -        -
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




                                                     1979-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                         Three Years Ended December 31, 1997

                                                                       Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                   Awards                Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -           -           -           -              -           -        -
                        1996       -           -           -           -              -           -        -
                        1997       -           -           -           -              -           -        -
Dennis R. Neill,
President(2)(3)         1996       -           -           -           -              -           -        -
                        1997       -           -           -           -              -           -        -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $17,042       -           -           -              -           -        -
                        1996     $18,259       -           -           -              -           -        -
                        1997     $18,646       -           -           -              -           -        -
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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Programs have an interest. Such equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of February 28, 1998 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
               Beneficial Owner                            of Outstanding)
----------------------------------------------             ---------------

1979-1 Program:
--------------

   Samson Resources Company                                1,285    (40.5%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              1,285    (40.5%)


1979-2 Program:
--------------

   Samson Resources Company                                1,198    (41.5%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              1,198    (41.5%)


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

          (1) Financial Statements: The following financial statements for the Programs as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are filed as part of this report:

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

               *27.1Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               *27.2Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.

                  ------------------
                  *  Filed herewith.

            (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                          March 24, 1998


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

By:   /s/Dennis R. Neill         President and           March 24, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         Chief Financial         March 24, 1998
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/Judy K. Fox             Secretary               March 24, 1998
      -------------------
         Judy K. Fox

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

                                          March 24, 1998


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

By:   /s/Dennis R. Neill         President and           March 24, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         Chief Financial         March 24, 1998
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/Judy K. Fox             Secretary               March 24, 1998
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


------------------
*  Filed herewith.