Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1998-05-07
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                           33-10346-07 (1979-1)
                                            33-10346-08 (1979-2)


                        DYCO 1979 OIL AND GAS PROGRAM
                          (TWO LIMITED PARTNERSHIPS)
            (Exact Name of Registrant as specified in its charter)



                                                41-1358013 (1979-1)
         Minnesota                              41-1358015 (1979-2)
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                                 Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



                              (918) 583-1791
       ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $ 33,382           $ 70,498
   Accrued oil and gas sales                     52,882             69,687
   Accounts receivable - General
      Partner (Note 2)                          162,007                  -
                                               --------           --------
      Total current assets                     $248,271           $140,185

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                         155,479            179,341

DEFERRED CHARGE                                  48,506             48,506
                                               --------           --------
                                               $452,256           $368,032
                                               ========           ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                            $  8,745           $  2,778
   Gas imbalance payable                            105                105
                                               --------           --------
      Total current liabilities                $  8,850           $  2,883

ACCRUED LIABILITY                                37,026             37,026

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 32 units                       4,065              3,282
   Limited Partners, issued and
      outstanding, 3,140 units                  402,315            324,841
                                               --------           --------
      Total Partners' capital                  $406,380           $328,123
                                               --------           --------
                                               $452,256           $368,032
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $ 85,080          $146,893
   Interest                                        1,037               777
   Gain on sale of oil and
      gas properties                             145,376                 -
                                                --------          --------
                                                $231,493          $147,670
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 17,874          $ 23,614
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,231            21,286
   General and administrative
      (Note 2)                                    17,111            18,068
                                                --------          --------
                                                $ 42,216          $ 62,968
                                                --------          --------

NET INCOME                                      $189,277          $ 84,702
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,893          $    847
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $187,384          $ 83,855
                                                ========          ========
NET INCOME PER UNIT                             $  59.67          $  26.70
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $189,277          $ 84,702
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
   Gain on sale of oil and gas
      properties                               ( 145,376)                -
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,231            21,286
   Decrease in accrued oil and
      gas sales                                   16,805            35,263
   Increase in accounts receivable -
      General Partner                          ( 162,007)                -
   Increase (decrease) in accounts
      payable                                      5,967         (     164)
                                                --------          --------
   Net cash provided (used) by
      operating activities                     ($ 88,103)         $141,087
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $162,007          $      -
                                                --------          --------
   Net cash provided by investing
      activities                                $162,007          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($111,020)        ($111,020)
                                                --------          --------
   Net cash used by financing
      activities                               ($111,020)        ($111,020)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 37,116)         $ 30,067

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            70,498            59,449
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 33,382          $ 89,516
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $158,636          $157,539
   Accrued oil and gas sales                      73,628            81,158
                                                --------          --------
      Total current assets                      $232,264          $238,697

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          267,547           283,007

DEFERRED CHARGE                                   38,072            38,072
                                                --------          --------
                                                $537,883          $559,776
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  9,901          $  6,190
   Gas imbalance payable                          53,853            53,853
                                                --------          --------
      Total current liabilities                 $ 63,754          $ 60,043

ACCRUED LIABILITY                                    557               557

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 29 units                        4,736             4,992
   Limited Partners, issued and
      outstanding, 2,860 units                   468,836           494,184
                                                --------          --------
      Total Partners' capital                   $473,572          $499,176
                                                --------          --------
                                                $537,883          $559,776
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $125,549          $202,537
   Interest                                        2,195             1,570
                                                --------          --------
                                                $127,744          $204,107
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 23,523          $ 32,376
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,460            40,563
   General and administrative
      (Note 2)                                    13,250            14,121
                                                --------          --------
                                                $ 52,233          $ 87,060
                                                --------          --------

NET INCOME                                      $ 75,511          $117,047
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    755          $  1,170
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 74,756          $115,877
                                                ========          ========
NET INCOME PER UNIT                             $  26.14          $  40.51
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 75,511          $117,047
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                15,460            40,563
      Decrease in accrued oil and
        gas sales                                  7,530            62,855
      Increase (decrease) in accounts
        payable                                    3,711         (   4,452)
                                                --------          --------
      Net cash provided by operating
        activities                              $102,212          $216,013
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $    567
                                                --------          --------
   Net cash provided by investing
      activities                                $      -          $    567
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($101,115)        ($158,895)
                                                --------          --------
   Net cash used by financing
      activities                               ($101,115)        ($158,895)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  1,097          $ 57,685

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           157,539           123,603
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $158,636          $181,288
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the three months ended March 31, 1998, the 1979-1 Program sold several wells for $162,007 representing approximately 9.3% of its total reserves. These sales significantly altered the 1979-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by 9.3% with the remainder recorded as Gain on Sale of Oil and Gas Properties.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the 1979-1 Program incurred such expenses totaling $17,111 and $18,068, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1998 and 1997 the 1979-2 Program incurred such expenses totaling $13,250 and $14,121, respectively, of which $7,803 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the 1979-1 Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the 1979-1 Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The 1979-1 Program's Statement of Cash Flows for the first quarter of 1998 includes proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the 1979-1 Program's cash distributions, if any, to be paid in June 1998. It is possible that the 1979-1 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1979-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1979-1 Program's remaining properties.

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

      1979-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $85,080          $146,893
      Oil and gas production expenses             $17,874          $ 23,614
      Barrels produced                                 88                97
      Mcf produced                                 43,252            58,135
      Average price/Bbl                           $ 15.13          $  21.42
      Average price/Mcf                           $  1.94          $   2.49

      As shown in the table above, total oil and gas sales decreased $61,813 (42.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31,

      1997. Of this decrease, approximately $37,000 was related to a decrease in volumes of gas sold and approximately $24,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 9 barrels and 14,883 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 1997, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1998, and (iii) normal declines in production on two significant wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.13 per barrel and $1.94 per Mcf, respectively, for the three months ended March 31, 1998 from $21.42 per barrel and $2.49 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,740 (24.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 21.0% for the three months ended March 31, 1998 from 16.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,055 (66.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 8.5% for the three months ended March 31, 1998 from 14.5% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $957 (5.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 20.1% for the three months ended March 31, 1998 from 12.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1979-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $125,549         $202,537
      Oil and gas production expenses               23,523         $ 32,376
      Barrels produced                                 328              264
      Mcf produced                                  54,539           70,087
      Average price/Bbl                           $  15.50         $  22.25
      Average price/Mcf                           $   2.21         $   2.81

      As shown in the table above, total oil and gas sales decreased $76,988 (38.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $44,000 was related to a decrease in volumes of gas sold and approximately $33,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 64 barrels, while volumes of gas sold decreased 15,548 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from the normal decline in production on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.50 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 1998 from $22.25 per barrel and $2.81 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,853 (27.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 18.7% for the three months ended March 31, 1998 from 16.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,103 (61.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 12.3% for the three months ended March 31, 1998 from 20.0% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $871 (6.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended March 31, 1998 from 7.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.