Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1998-08-05
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                            33-10346-07 (1979-1)
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
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $ 32,337           $ 70,498
   Accrued oil and gas sales                     48,982             69,687
                                               --------           --------
      Total current assets                     $ 81,319           $140,185

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                         142,907            179,341

DEFERRED CHARGE                                  48,506             48,506
                                               --------           --------
                                               $272,732           $368,032
                                               ========           ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                            $  3,307           $  2,778
   Gas imbalance payable                            105                105
                                               --------           --------
      Total current liabilities                $  3,412           $  2,883

ACCRUED LIABILITY                              $ 37,026           $ 37,026

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 32 units                    $  2,323           $  3,282
   Limited Partners, issued and
      outstanding, 3,140 units                  229,971            324,841
                                               --------           --------
      Total Partners' capital                  $232,294           $328,123
                                               --------           --------
                                               $272,732           $368,032
                                               ========           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $78,816           $91,069
   Interest                                        2,367             1,123
                                                 -------           -------
                                                 $81,183           $92,192

COST AND EXPENSES:
   Oil and gas production                        $13,651           $16,866
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,837             5,667
   General and administrative
      (Note 2)                                    11,741            12,879
                                                 -------           -------
                                                 $33,229           $35,412
                                                 -------           -------

NET INCOME                                       $47,954           $56,780
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   479           $   568
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $47,475           $56,212
                                                 =======           =======
NET INCOME PER UNIT                              $ 15.12           $ 17.90
                                                 =======           =======
UNITS OUTSTANDING                                  3,172             3,172
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $163,896          $237,962
   Interest                                        3,404             1,900
   Gain on sale of oil and
      gas properties                             145,376                 -
                                                --------          --------
                                                $312,676          $239,862

COST AND EXPENSES:
   Oil and gas production                       $ 31,525          $ 40,480
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,068            26,953
   General and administrative
      (Note 2)                                    28,852            30,947
                                                --------          --------
                                                $ 75,445          $ 98,380
                                                --------          --------

NET INCOME                                      $237,231          $141,482
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,372          $  1,415
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $234,859          $140,067
                                                ========          ========
NET INCOME PER UNIT                             $  74.79          $  44.60
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $237,231          $141,482
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,068            26,953
   Gain on sale of oil and gas
      properties                               ( 145,376)                -
   Decrease in accrued oil and
      gas sales                                   20,705            38,453
   Increase (decrease) in accounts
      payable                                        529         (     253)
                                                --------          --------
   Net cash provided by operating
      activities                                $128,157          $206,635
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $166,742          $    346
                                                --------          --------
   Net cash provided by investing
      activities                                $166,742          $    346
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($333,060)        ($237,900)
                                                --------          --------
   Net cash used by financing
      activities                               ($333,060)        ($237,900)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 38,161)        ($ 30,919)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            70,498            59,449
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 32,337          $ 28,530
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $171,600          $157,539
   Accrued oil and gas sales                      76,895            81,158
                                                --------          --------
      Total current assets                      $248,495          $238,697

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          244,856           283,007

DEFERRED CHARGE                                   38,072            38,072
                                                --------          --------
                                                $531,423          $559,776
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  4,944          $  6,190
   Gas imbalance payable                          53,853            53,853
                                                --------          --------
      Total current liabilities                 $ 58,797          $ 60,043

ACCRUED LIABILITY                               $    557          $    557

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 29 units                     $  4,721          $  4,992
   Limited Partners, issued and
      outstanding, 2,860 units                   467,348           494,184
                                                --------          --------
      Total Partners' capital                   $472,069          $499,176
                                                --------          --------
                                                $531,423          $559,776
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $151,895          $156,716
   Interest                                        2,189             2,310
                                                --------          --------
                                                $154,084          $159,026

COST AND EXPENSES:
   Oil and gas production                       $ 23,965          $ 27,702
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,148            17,976
   General and administrative
      (Note 2)                                     8,359             9,480
                                                --------          --------
                                                $ 54,472          $ 55,158
                                                --------          --------

NET INCOME                                      $ 99,612          $103,868
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    996          $  1,039
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 98,616          $102,829
                                                ========          ========
NET INCOME PER UNIT                             $  34.48          $  35.95
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $277,444          $359,253
   Interest                                        4,384             3,880
                                                --------          --------
                                                $281,828          $363,133

COST AND EXPENSES:
   Oil and gas production                       $ 47,488          $ 60,078
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,608            58,539
   General and administrative
      (Note 2)                                    21,609            23,601
                                                --------          --------
                                                $106,705          $142,218
                                                --------          --------

NET INCOME                                      $175,123          $220,915
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,751          $  2,209
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $173,372          $218,706
                                                ========          ========
NET INCOME PER UNIT                             $  60.62          $  76.47
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $175,123          $220,915
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                37,608            58,539
      Decrease in accrued oil and
        gas sales                                  4,263            65,737
      Decrease in accounts payable             (   1,246)        (   5,203)
                                                --------          --------
      Net cash provided by operating
        activities                              $215,748          $339,988
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    543          $    567
   Additions to oil and gas properties                 -         (      84)
                                                --------          --------
   Net cash provided by investing
      activities                                $    543          $    483
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($202,230)        ($303,345)
                                                --------          --------
   Net cash used by financing
      activities                               ($202,230)        ($303,345)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 14,061          $ 37,126

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           157,539           123,603
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $171,600          $160,729
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the three months ended March 31, 1998, the 1979-1 Program sold several wells for $162,007 representing approximately 9.3% of its total reserves. These sales significantly altered the 1979-1 Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by 9.3% with the remainder recorded as Gain on Sale of Oil and Gas Properties. During the three months ended June 30, 1998, the 1979-1 Program sold an additional well for $4,735. This sale did not significantly alter the 1979-1 Program's capitalized cost/proved reserves relationship.

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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the 1979-1 Program incurred such expenses totaling $11,741 and $12,879, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1979-1 Program incurred such expenses totaling $28,852 and $30,947, respectively, of which $22,260 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1998 and 1997 the 1979-2 Program incurred such expenses totaling $8,359 and $9,480, respectively, of which $7,803 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1979-2 Program incurred such expenses totaling $21,609 and $23,601, respectively, of which $15,606 was paid each period to Dyco and its affiliates.

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

      The 1979-1 Program's Statement of Cash Flows for the six months ended June 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1979-1 Program's cash distributions paid in June 1998. It is possible that the 1979-1 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1979-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1979-1 Program's remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      1979-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998              1997
                                                  -------           -------
      Oil and gas sales                           $78,816           $91,069
      Oil and gas production expenses             $13,651           $16,866
      Barrels produced                                 61                75
      Mcf produced                                 41,034            47,242
      Average price/Bbl                           $ 12.75           $ 19.79
      Average price/Mcf                           $  1.90           $  1.90

      As shown in the table above, total oil and gas sales decreased $12,253 (13.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 14 barrels and 6,208 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from a normal decline in production on two significant wells during the three months ended June 30, 1998. Average oil prices decreased to $12.75 per barrel for the three months ended June 30, 1998 from $19.79 per barrel for the three months ended June 30, 1997. Average gas prices remained constant at $1.90 per Mcf for the three months ended June 30, 1998 and the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,215 (19.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, and (iii) credits received during the three months ended June 30, 1998 from an operator for prior period operating expenses on one well which was sold in late 1997. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the three months ended June 30, 1998 from 18.5% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,170 (38.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997, which increase was partially offset by significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 9.9% for the three months ended June 30, 1998 from 6.2% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,138 (8.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.9% for the three months ended June 30, 1998 from 14.1% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                 -------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $163,896          $237,962
      Oil and gas production expenses            $ 31,525          $ 40,480
      Barrels produced                                149               172
      Mcf produced                                 84,286           105,377
      Average price/Bbl                          $  14.15          $  20.71
      Average price/Mcf                          $   1.92          $   2.22

      As shown in the table above, total oil and gas sales decreased $74,066 (31.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $47,000 was related to a decrease in volumes of gas sold and approximately $25,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 23 barrels and 21,091 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production on several wells and (ii) a negative prior period volume adjustment made by the purchaser on two wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $14.15 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998 from $20.71 per barrel and $2.22 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,955 (22.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above and a decrease in lease operating expenses associated with the decrease in the volumes of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.2% for the six months ended June 30, 1998 from 17.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,885 (44.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997 and (ii) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense decreased to 9.2% for the six months ended June 30, 1998 from 11.3% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining gas reserves at December 31, 1997.

      General and administrative expenses decreased $2,095 (6.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.6% for the six months ended June 30, 1998 from 13.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1979-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $151,895         $156,716
      Oil and gas production expenses             $ 23,965         $ 27,702
      Barrels produced                                 265              298
      Mcf produced                                  65,130           72,529
      Average price/Bbl                           $  12.73         $  21.40
      Average price/Mcf                           $   2.28         $   2.07

      As shown in the table above, total oil and gas sales decreased $4,821 (3.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $15,000 was related to a decrease in volumes of gas sold and approximately $2,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $13,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 33 barrels and 7,399 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from the normal decline in production on one significant well during the three months ended June 30, 1998. Average oil prices decreased to $12.73 per barrel for the three months ended June 30, 1998 from $21.40 per barrel for the three months ended June 30, 1997. Average gas prices increased to $2.28 per Mcf for the three months ended June 30, 1998 from $2.07 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,737 (13.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.8% for the three months ended June 30, 1998 from 17.7% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,172 (23.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997, which was partially offset by significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 14.6% for the three months ended June 30, 1998 from 11.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,121 (11.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 5.5% for the three months ended June 30, 1998 from 6.0% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $277,444         $359,253
      Oil and gas production expenses             $ 47,488         $ 60,078
      Barrels produced                                 593              562
      Mcf produced                                 119,669          142,616
      Average price/Bbl                           $  14.26         $  21.80
      Average price/Mcf                           $   2.25         $   2.43

      As shown in the table above, total oil and gas sales decreased $81,809 (22.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $22,000 was related to a decrease in the average price of gas sold and approximately $56,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 31 barrels, while volumes of gas sold decreased 22,947 Mcf for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from a negative prior period volume adjustment made by a purchaser on one well during the six months ended June 30, 1998. Average oil and gas prices decreased to $14.26 per barrel and

      $2.25 per Mcf, respectively, for the six months ended June 30, 1998 from $21.80 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,590 (21.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 17.1% for the six months ended June 30, 1998 from 16.7% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,931 (35.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense decreased to 13.6% for the six months ended June 30, 1998 from 16.3% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997.

      General and administrative expenses decreased $1,992 (8.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 7.8% for the six months ended June 30, 1998 from 6.6% for the six months ended June 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            None.




AP


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP

                                    (Registrant)

                             BY:   DYCO PETROLEUM CORPORATION

                                   General Partner


Date:  August 5, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.