Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1998-11-12
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                              33-10346-07 (1979-1)
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 28,746         $ 70,498
   Accrued oil and gas sales                       40,211           69,687
                                                 --------         --------
      Total current assets                       $ 68,957         $140,185

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           116,046          179,341

DEFERRED CHARGE                                    48,506           48,506
                                                 --------         --------
                                                 $233,509         $368,032
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,266         $  2,778
   Gas imbalance payable                              105              105
                                                 --------         --------
      Total current liabilities                  $  3,371         $  2,883

ACCRUED LIABILITY                                $ 37,026         $ 37,026

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 32 units                      $  1,932         $  3,282
   Limited Partners, issued and
      outstanding, 3,140 units                    191,180          324,841
                                                 --------         --------
      Total Partners' capital                    $193,112         $328,123
                                                 --------         --------
                                                 $233,509         $368,032
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $135,961          $103,310
   Interest                                          702               595
                                                --------          --------
                                                $136,663          $103,905

COSTS AND EXPENSES:
   Oil and gas production                       $ 20,362          $ 19,363
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,450             7,925
   General and administrative
      (Note 2)                                    12,153            12,806
                                                --------          --------
                                                $ 48,965          $ 40,094
                                                --------          --------

NET INCOME                                      $ 87,698          $ 63,811
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    877          $    638
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 86,821          $ 63,173
                                                ========          ========
NET INCOME PER UNIT                             $  27.65          $  20.12
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $299,857          $341,272
   Interest                                        4,106             2,495
   Gain on sale of oil and
      gas properties                             145,376                 -
                                                --------          --------
                                                $449,339          $343,767

COSTS AND EXPENSES:
   Oil and gas production                       $ 51,887          $ 59,843
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  31,518            34,878
   General and administrative
      (Note 2)                                    41,005            43,753
                                                --------          --------
                                                $124,410          $138,474
                                                --------          --------

NET INCOME                                      $324,929          $205,293
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  3,249          $  2,053
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $321,680          $203,240
                                                ========          ========
NET INCOME PER UNIT                             $ 102.44          $  64.72
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $324,929          $205,293
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  31,518            34,878
   Gain on sale of oil and gas
      properties                               ( 145,376)                -
   Decrease in accrued oil and
      gas sales                                   29,476            35,555
   Increase (decrease) in accounts
      payable                                        488         (     500)
                                                --------          --------
   Net cash provided by operating
      activities                                $241,035          $275,226
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($   234)          $      -
   Proceeds from the sale of oil and
      gas properties                             177,387          $    346
                                                --------          --------
   Net cash provided by investing
      activities                                $177,153          $    346
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($459,940)        ($301,340)
                                                --------          --------
   Net cash used by financing
      activities                               ($459,940)        ($301,340)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 41,752)        ($ 25,768)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            70,498            59,449
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 28,746          $ 33,681
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 81,602         $157,539
   Accrued oil and gas sales                       54,665           81,158
                                                 --------         --------
      Total current assets                       $136,267         $238,697

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           222,518          283,007

DEFERRED CHARGE                                    38,072           38,072
                                                 --------         --------
                                                 $396,857         $559,776
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,075         $  6,190
   Gas imbalance payable                           53,853           53,853
                                                 --------         --------
      Total current liabilities                  $ 58,928         $ 60,043

ACCRUED LIABILITY                                $    557         $    557

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 29 units                      $  3,374         $  4,992
   Limited Partners, issued and
      outstanding, 2,860 units                    333,998          494,184
                                                 --------         --------
      Total Partners' capital                    $337,372         $499,176
                                                 --------         --------
                                                 $396,857         $559,776
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $96,933           $215,050
   Interest                                       2,400              2,690
                                                -------           --------
                                                $99,333           $217,740

COSTS AND EXPENSES:
   Oil and gas production                       $29,618           $ 32,415
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 22,337             26,887
   General and administrative
      (Note 2)                                    8,735              9,330
                                                -------           --------
                                                $60,690           $ 68,632
                                                -------           --------

NET INCOME                                      $38,643           $149,108
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   387           $  1,491
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $38,256           $147,617
                                                =======           ========
NET INCOME PER UNIT                             $ 13.37           $  51.61
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $374,377          $574,303
   Interest                                        6,784             6,570
                                                --------          --------
                                                $381,161          $580,873

COSTS AND EXPENSES:
   Oil and gas production                       $ 77,106          $ 92,493
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,945            85,426
   General and administrative
      (Note 2)                                    30,344            32,931
                                                --------          --------
                                                $167,395          $210,850
                                                --------          --------

NET INCOME                                      $213,766          $370,023
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,138          $  3,700
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $211,628          $366,323
                                                ========          ========
NET INCOME PER UNIT                             $  73.99          $ 128.08
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $213,766          $370,023
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                59,945            85,426
      Decrease in accrued oil and
        gas sales                                 26,493            49,471
      Decrease in accounts payable             (   1,115)        (   5,454)
                                                --------          --------
      Net cash provided by operating
        activities                              $299,089          $499,466
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    544          $  1,970
   Additions to oil and gas properties                 -         (      84)
                                                --------          --------
   Net cash provided by investing
      activities                                $    544          $  1,886
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($375,570)        ($447,795)
                                                --------          --------
   Net cash used by financing
      activities                               ($375,570)        ($447,795)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 75,937)         $ 53,557

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           157,539           123,603
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 81,602          $177,160
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the 1979-1 Program incurred such expenses totaling $12,153 and $12,806, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1979-1 Program incurred such expenses totaling $41,005 and $43,753, respectively, of which $33,390 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1998 and 1997 the 1979-2 Program incurred such expenses totaling $8,735 and $9,330, respectively, of which $7,803 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1979-2 Program incurred such expenses totaling $30,344 and $32,931, respectively, of which $23,409 was paid each period to Dyco and its affiliates.

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

      The 1979-1 Program's Statement of Cash Flows for the nine months ended September 30, 1998 includes proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the 1979-1 Program's cash distributions paid in June 1998. It is possible that the 1979-1 Program's repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1979-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1979-1 Program's remaining properties.

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

      1979-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $135,961         $103,310
      Oil and gas production expenses             $ 20,362         $ 19,363
      Barrels produced                                  75                9
      Mcf produced                                  79,991           50,334
      Average price/Bbl                           $  18.56         $  19.11
      Average price/Mcf                           $   1.68         $   2.05

      As shown in the table above, total oil and gas sales increased $32,651 (31.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this increase, approximately $61,000 was related to an increase in volumes of gas sold, which increase was partially offset by a decrease of approximately $29,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 66 barrels and 29,657 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in volumes of oil and gas sold resulted primarily from positive prior period volume adjustments on one significant well during the three months ended September 30, 1998. Average oil and gas prices decreased to $18.56 per barrel and $1.68 per Mcf, respectively, for the three months ended September 30, 1998 from $19.11 per barrel and $2.05 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $999 (5.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by a decrease in lease operating expenses associated with several wells sold during 1997 and 1998. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the three months ended September 30, 1998 from 18.7% for the three months ended September 30, 1997. This percentage decrease was primarily due to the positive prior period volume adjustments discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,525 (107.6%) for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 12.1% for the three months ended September 30, 1998 from 7.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $653 (5.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended September 30, 1998 from 12.4% for the three months ended September 30, 1997. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $299,857          $341,272
      Oil and gas production expenses            $ 51,887          $ 59,843
      Barrels produced                                224               181
      Mcf produced                                164,277           155,711
      Average price/Bbl                          $  15.63          $  20.63
      Average price/Mcf                          $   1.80          $   2.17

      As shown in the table above, total oil and gas sales decreased $41,415 (12.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $60,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $19,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 43 barrels and 8,566 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Average oil and gas prices decreased to $15.63 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.63 per barrel and $2.17 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,956 (13.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the sale of several wells during 1997 and 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.3% for the nine months ended September 30, 1998 and 17.5% for the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,360 (9.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.5% for the nine months ended September 30, 1998 and 10.2% for the nine months ended September 30, 1997.

      General and administrative expenses decreased $2,748 (6.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 13.7% for the nine months ended September 30, 1998 and 12.8% for the nine months ended September 30, 1997.

      1979-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $96,933          $215,050
      Oil and gas production expenses             $29,618          $ 32,415
      Barrels produced                                286               395
      Mcf produced                                 45,012            90,213
      Average price/Bbl                           $ 13.10          $  19.26
      Average price/Mcf                           $  2.07          $   2.30

      As shown in the table above, total oil and gas sales decreased $118,117 (54.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $104,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 109 barrels and 45,201 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from the 1979-2 Program receiving a reduced percentage of sales on one significant well during the three months ended September 30, 1998 due to its overproduced position in that well. Average oil and gas prices decreased to $13.10 per barrel and $2.07 per Mcf, respectively, for the three months ended September 30, 1998 from $19.26 per barrel and $2.30 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,797 (8.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 30.6% for the three months ended September 30, 1998 from 15.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,550 (16.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. These decreases were partially offset by an increase in depreciation, depletion, and amortization primarily due to a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 23.0% for the three months ended September 30, 1998 from 12.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $595 (6.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 9.0% for the three months ended September 30, 1998 from 4.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $374,377         $574,303
      Oil and gas production expenses             $ 77,106         $ 92,493
      Barrels produced                                 879              957
      Mcf produced                                 164,681          232,829
      Average price/Bbl                           $  13.88         $  20.75
      Average price/Mcf                           $   2.20         $   2.38

      As shown in the table above, total oil and gas sales decreased $199,926 (34.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $162,000 was related to a decrease in the volumes of gas sold and approximately $30,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 78 barrels and 68,148 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the 1979-2 Program receiving a reduced percentage of sales on one significant well during the nine months ended September 30, 1998 due to its overproduced position in that well and (ii) the 1979-2 Program receiving an increased percentage of sales on another well during the nine months ended September 30, 1997 due to its underproduced position in that well. Average oil and gas prices decreased to $13.88 per barrel and $2.20 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.75 per barrel and $2.38 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,387 (16.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) repair and maintenance expenses incurred on two wells during the nine months ended September 30, 1997. These decreases were partially offset by legal expenses related to operations on one well during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 20.6% for the nine months ended September 30, 1998 from 16.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the legal expenses discussed above and the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,481 (29.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, these expenses increased to 16.0% for the nine months ended September 30, 1998 from 14.9% at the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $2,587 (7.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 8.1% for the nine months ended September 30, 1998 from 5.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 12, 1998            By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 12, 1998            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.