Form 10-Q
period 1999-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1999-05-05
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1999                          33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 19,971         $ 54,891
   Accrued oil and gas sales                       29,299           38,148
                                                 --------         --------
      Total current assets                       $ 49,270         $ 93,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           119,016          123,292

DEFERRED CHARGE                                    31,576           31,576
                                                 --------         --------
                                                 $199,862         $247,907
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,549         $  2,872
   Gas imbalance payable                            5,084            5,084
                                                 --------         --------
      Total current liabilities                  $  7,633         $  7,956

ACCRUED LIABILITY                                $ 29,241         $ 29,241

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  1,631         $  2,108
   Limited Partners, issued and
      outstanding, 3,140 Units                    161,357          208,602
                                                 --------         --------
      Total Partners' capital                    $162,988         $210,710
                                                 --------         --------
                                                 $199,862         $247,907
                                                 ========         ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                -------          ---------

REVENUES:
   Oil and gas sales                            $45,851           $ 85,080
   Interest                                         620              1,037
   Gain on sale of oil and
      gas properties                                  -            145,376
                                                -------           --------
                                                $46,471           $231,493

COSTS AND EXPENSES:
   Oil and gas production                       $10,327           $ 17,874
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,276              7,231
   General and administrative
      (Note 2)                                   16,150             17,111
                                                -------           --------
                                                $30,753           $ 42,216
                                                -------           --------

NET INCOME                                      $15,718           $189,277
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   157           $  1,893
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $15,561           $187,384
                                                =======           ========
NET INCOME PER UNIT                             $  4.96           $  59.67
                                                =======           ========
UNITS OUTSTANDING                                 3,172              3,172
                                                =======           ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $15,718           $189,277
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
   Gain on sale of oil and gas
      properties                                      -          ( 145,376)
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,276              7,231
   Decrease in accrued oil and
      gas sales                                   8,849             16,805
   Increase in accounts receivable -
      General Partner                                 -          ( 162,007)
   Increase (decrease) in accounts
      payable                                  (    323)             5,967
                                                -------           --------
   Net cash provided (used) by
      operating activities                      $28,520          ($ 88,103)
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $     -           $162,007
                                                -------           --------
   Net cash provided by investing
      activities                                $     -           $162,007
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($63,440)         ($111,020)
                                                -------           --------
   Net cash used by financing
      activities                               ($63,440)         ($111,020)
                                                -------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($34,920)         ($ 37,116)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           54,891             70,498
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $19,971           $ 33,382
                                                =======           ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $116,415         $ 80,537
   Accrued oil and gas sales                       40,217           48,948
                                                 --------         --------
      Total current assets                       $156,632         $129,485

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           225,130          233,381

DEFERRED CHARGE                                    51,206           51,206
                                                 --------         --------
                                                 $432,968         $414,072
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,940         $  5,817
   Payable to General Partner                      11,439           11,439
   Gas imbalance payable                           58,811           58,811
                                                 --------         --------
      Total current liabilities                  $ 75,190         $ 76,067

ACCRUED LIABILITY                                $ 28,873         $ 28,873

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,290         $  3,092
   Limited Partners, issued and
      outstanding, 2,860 Units                    325,615          306,040
                                                 --------         --------
      Total Partners' capital                    $328,905         $309,132
                                                 --------         --------
                                                 $432,968         $414,072
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $57,884           $125,549
   Interest                                       1,045              2,195
                                                -------           --------
                                                $58,929           $127,744

COSTS AND EXPENSES:
   Oil and gas production                       $18,841           $ 23,523
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  8,251             15,460
   General and administrative
      (Note 2)                                   12,064             13,250
                                                -------           --------
                                                $39,156           $ 52,233
                                                -------           --------

NET INCOME                                      $19,773           $ 75,511
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   198           $    755
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $19,575           $ 74,756
                                                =======           ========
NET INCOME PER UNIT                             $  6.84           $  26.14
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 19,773          $ 75,511
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 8,251            15,460
      Decrease in accrued oil and
        gas sales                                  8,731             7,530
      Increase (decrease) in accounts
        payable                                (     877)            3,711
                                                --------          --------
      Net cash provided by operating
        activities                              $ 35,878          $102,212
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
      activities                                $      -          $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($101,115)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($101,115)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 35,878          $  1,097

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            80,537           157,539
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $116,415          $158,636
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1999 and 1998 the 1979-1 Program incurred such expenses totaling $16,150 and $17,111, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1999 and 1998 the 1979-2 Program incurred such expenses totaling $12,064 and $13,250, respectively, of which $7,803 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The 1979-2 Program's payable to General Partner at December 31, 1998 and March 31, 1999 represents an overpayment of gas sales in 1998.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded slightly during the first quarter of 1999 primarily due to a decrease in the global oil surplus and production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1979-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                  -------           -------
      Oil and gas sales                           $45,851           $85,080
      Oil and gas production expenses             $10,327           $17,874
      Barrels produced                                 56                88
      Mcf produced                                 29,528            43,252
      Average price/Bbl                           $ 12.79           $ 15.13
      Average price/Mcf                           $  1.53           $  1.94

      As shown in the table above, total oil and gas sales decreased $39,229 (46.1%) for the three months ended March

      31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $27,000 was related to a decrease in volumes of gas sold while approximately $12,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 32 barrels and 13,724 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in the volumes of gas sold resulted primarily from (i) the 1979-1 Program's receipt in 1999 of a reduced percentage of gas sales due to its overproduced position on several wells and (ii) the sale of several wells during 1998. Average oil and gas prices decreased to $12.79 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $15.13 per barrel and $1.94 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,547 (42.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.5% for the three months ended March 31, 1999 from 21.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,955 (40.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, this expense increased to 9.3% for the three months ended March 31, 1999 from 8.5% for the three months ended March 31, 1998.

      General and administrative expenses decreased $961 (5.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 35.2% for the three months ended March 31, 1999 from 20.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                  -------          --------
      Oil and gas sales                           $57,884          $125,549
      Oil and gas production expenses             $18,841          $ 23,523
      Barrels produced                                273               328
      Mcf produced                                 31,810            54,539
      Average price/Bbl                           $ 12.54          $  15.50
      Average price/Mcf                           $  1.71          $   2.21

      As shown in the table above, total oil and gas sales decreased $67,665 (53.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $50,000 was related to a decrease in volumes of gas sold while approximately $16,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 55 barrels and 22,729 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production and (ii) the curtailment of sales in 1998 on one well due to the 1979-2 Program's overproduced position in that well. Average oil and gas prices decreased to $12.54 per barrel and $1.71 per Mcf, respectively, for the three months ended March 31, 1999 from $15.50 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,682 (19.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 32.5% for the three months ended March 31, 1999 from 18.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,209 (46.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 14.3% for the three months ended March 31, 1999 from 12.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,186 (9.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 20.8% for the three months ended March 31, 1999 from 10.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The Programs' rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Programs' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.2         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1999                 By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1999                 By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.