Form 10-Q
period 1999-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1999-08-03
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1999                            33-10346-07 (1979-1)
                                            33-10346-08 (1979-2)


                          DYCO 1979 OIL AND GAS PROGRAM
                           (TWO LIMITED PARTNERSHIPS)
             (Exact Name of Registrant as specified in its charter)



                                                41-1358013 (1979-1)
         Minnesota                              41-1358015 (1979-2)
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
- ------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 51,605         $ 54,891
   Accrued oil and gas sales                       39,059           38,148
                                                 --------         --------
      Total current assets                       $ 90,664         $ 93,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           115,511          123,292

DEFERRED CHARGE                                    31,576           31,576
                                                 --------         --------
                                                 $237,751         $247,907
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,471         $  2,872
   Gas imbalance payable                            5,084            5,084
                                                 --------         --------
      Total current liabilities                  $  7,555         $  7,956

ACCRUED LIABILITY                                $ 29,241         $ 29,241

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  2,011         $  2,108
   Limited Partners, issued and
      outstanding, 3,140 Units                    198,944          208,602
                                                 --------         --------
      Total Partners' capital                    $200,955         $210,710
                                                 --------         --------
                                                 $237,751         $247,907
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                -------          ---------

REVENUES:
   Oil and gas sales                            $67,654           $78,816
   Interest                                         294             2,367
                                                -------           -------
                                                $67,948           $81,183

COSTS AND EXPENSES:
   Oil and gas production                       $14,730           $13,651
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,505             7,837
   General and administrative
      (Note 2)                                   11,746            11,741
                                                -------           -------
                                                $29,981           $33,229
                                                -------           -------

NET INCOME                                      $37,967           $47,954
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   380           $   479
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $37,587           $47,475
                                                =======           =======
NET INCOME PER UNIT                             $ 11.96           $ 15.12
                                                =======           =======
UNITS OUTSTANDING                                 3,172             3,172
                                                =======           =======



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $113,505          $163,896
   Interest                                          914             3,404
   Gain on sale of oil and
      gas properties                                   -           145,376
                                                --------          --------
                                                $114,419          $312,676

COSTS AND EXPENSES:
   Oil and gas production                       $ 25,057          $ 31,525
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,781            15,068
   General and administrative
      (Note 2)                                    27,896            28,852
                                                --------          --------
                                                $ 60,734          $ 75,445
                                                --------          --------

NET INCOME                                      $ 53,685          $237,231
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    537          $  2,372
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 53,148          $234,859
                                                ========          ========
NET INCOME PER UNIT                             $  16.92          $  74.79
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $53,685           $237,231
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,781             15,068
   Gain on sale of oil and gas
      properties                                      -          ( 145,376)
   (Increase) decrease in accrued oil
      and gas sales                            (    911)            20,705
   Increase (decrease) in accounts
      payable                                  (    401)               529
                                                -------           --------
   Net cash provided by operating
      activities                                $60,154           $128,157
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $     -           $166,742
                                                -------           --------
   Net cash provided by investing
      activities                                $     -           $166,742
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($63,440)         ($333,060)
                                                -------           --------
   Net cash used by financing
      activities                               ($63,440)         ($333,060)
                                                -------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 3,286)         ($ 38,161)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           54,891             70,498
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $51,605           $ 32,337
                                                =======           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 85,736         $ 80,537
   Accrued oil and gas sales                       51,869           48,948
                                                 --------         --------
      Total current assets                       $137,605         $129,485

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           219,580          233,381

DEFERRED CHARGE                                    51,206           51,206
                                                 --------         --------
                                                 $408,391         $414,072
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,105         $  5,817
   Payable to General Partner (Note 2)                  -           11,439
   Gas imbalance payable                           58,811           58,811
                                                 --------         --------
      Total current liabilities                  $ 63,916         $ 76,067

ACCRUED LIABILITY                                $ 24,359         $ 28,873

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,202         $  3,092
   Limited Partners, issued and
      outstanding, 2,860 Units                    316,914          306,040
                                                 --------         --------
      Total Partners' capital                    $320,116         $309,132
                                                 --------         --------
                                                 $408,391         $414,072
                                                 ========         ========










            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $78,142           $151,895
   Interest                                       1,211              2,189
                                                -------           --------
                                                $79,353           $154,084

COSTS AND EXPENSES:
   Oil and gas production                       $15,999           $ 23,965
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  5,972             22,148
   General and administrative
      (Note 2)                                    8,391              8,359
                                                -------           --------
                                                $30,362           $ 54,472
                                                -------           --------

NET INCOME                                      $48,991           $ 99,612
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   490           $    996
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $48,501           $ 98,616
                                                =======           ========
NET INCOME PER UNIT                             $ 16.96           $  34.48
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $136,026          $277,444
   Interest                                        2,256             4,384
                                                --------          --------
                                                $138,282          $281,828

COSTS AND EXPENSES:
   Oil and gas production                       $ 34,840          $ 47,488
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,223            37,608
   General and administrative
      (Note 2)                                    20,455            21,609
                                                --------          --------
                                                $ 69,518          $106,705
                                                --------          --------

NET INCOME                                      $ 68,764          $175,123
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    688          $  1,751
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 68,076          $173,372
                                                ========          ========
NET INCOME PER UNIT                             $  23.80          $  60.62
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 68,764          $175,123
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                14,223            37,608
      (Increase) decrease in accrued
        oil and gas sales                      (   2,921)            4,263
      Decrease in accounts payable             (     712)        (   1,246)
      Decrease in payable to General
        Partner                                (  11,439)                -
      Decrease in accrued liability            (   4,514)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $ 63,401          $215,748
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    422)         $      -
   Proceeds from the sale of oil and
      gas properties                                   -               543
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($    422)         $    543
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 57,780)        ($202,230)
                                                --------          --------
   Net cash used by financing
      activities                               ($ 57,780)        ($202,230)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  5,199          $ 14,061

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            80,537           157,539
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 85,736          $171,600
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1999 and 1998 the 1979-1 Program incurred such expenses totaling $11,746 and $11,741, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1979-1 Program incurred such expenses totaling $27,896 and $28,852, respectively, of which $22,260 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1999 and 1998 the 1979-2 Program incurred such expenses totaling $8,391 and $8,359, respectively, of which $7,803 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1999 and 1998 the 1979-2 Program incurred such expenses totaling $20,455 and $21,609, respectively, of which $15,606 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The 1979-2 Program's payable to General Partner at December 31, 1998 represents an overpayment of gas sales in 1998, which was subsequently collected during the six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
- -----------------------------------------------

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


RESULTS OF OPERATIONS
- ---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded during the first half of 1999 primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1979-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999              1998
                                                  -------           -------
      Oil and gas sales                           $67,654           $78,816
      Oil and gas production expenses             $14,730           $13,651
      Barrels produced                                 94                61
      Mcf produced                                 38,351            41,034
      Average price/Bbl                           $ 14.26           $ 12.75
      Average price/Mcf                           $  1.73           $  1.90

      As shown in the table above, total oil and gas sales decreased $11,162 (14.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $7,000 was related to a decrease in the average price of gas sold and approximately $5,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 33 barrels while volumes of gas sold decreased 2,683 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil prices increased to $14.26 per barrel for the three months ended June 30, 1999 from $12.75 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.73 per Mcf for the three months ended June 30, 1999 from $1.90 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,079 (7.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 21.8% for the three months ended June 30, 1999 from 17.3% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,332 (55.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 and (ii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.2% for the three months ended June 30, 1999 from 9.9% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.4% for the three months ended June 30, 1999 from 14.9% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $113,505         $163,896
      Oil and gas production expenses             $ 25,057         $ 31,525
      Barrels produced                                 150              149
      Mcf produced                                  67,879           84,286
      Average price/Bbl                           $  13.71         $  14.15
      Average price/Mcf                           $   1.64         $   1.92

      As shown in the table above, total oil and gas sales decreased $50,391 (30.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $31,000 was related to a decrease in volumes of gas sold and approximately $19,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 1 barrel while volumes of gas sold decreased 16,407 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to
      (i) the 1979-1 Program's receipt in 1998 of an increased percentage of sales on one well due to its underproduced position in that well, (ii) positive prior period volume adjustments by the purchasers on two wells during the six months ended June 30, 1998, and (iii) normal declines in production. Average oil and gas prices decreased to $13.71 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999 from $14.15 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,468 (20.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.1% for the six months ended June 30, 1999 from 19.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,287 (48.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.9% for the six months ended June 30, 1999 from 9.2% for the six months ended June 30, 1998. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998.

      General and administrative expenses decreased $956 (3.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 24.6% for the six months ended June 30, 1999 from 17.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999              1998
                                                  -------          --------
      Oil and gas sales                           $78,142          $151,895
      Oil and gas production expenses             $15,999          $ 23,965
      Barrels produced                                342               265
      Mcf produced                                 29,789            65,130
      Average price/Bbl                           $ 13.96          $  12.73
      Average price/Mcf                           $  2.46          $   2.28

      As shown in the table above, total oil and gas sales decreased $73,753 (48.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $81,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $5,000 related to the increase in the average price of gas sold. Volumes of oil sold increased 77 barrels while volumes of gas sold decreased 35,341 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the curtailment of sales in 1999 on one well due to the 1979-2 Program's overproduced position in that well, (ii) the 1979-2 Program's receipt of an increased percentage of sales on one well during the three months ended June 30, 1998, and (iii) positive prior period volume adjustments by the purchaser on one well during the three months ended June 30, 1998. Average oil and gas prices increased to $13.96 per barrel and $2.46 per Mcf, respectively, for the three months ended June 30, 1999 from $12.73 per barrel and $2.28 per Mcf, respectively, for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,966 (33.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold, which decreases were partially offset by an increase in general repair and maintenance expenses on one well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 20.5% for the three months ended June 30, 1999 from 15.8% for the three months ended June 30, 1998. This percentage increase was primarily due to (i) the decrease in the average prices of oil and gas sold and (ii) the increase in general repair and maintenance expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,176 (73.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998, and (iii) an increase in the gas price used in the valuation of reserves at June 30, 1999 as compared to March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.6% for the three months ended June 30, 1999 from 14.6% for the three months ended June 30, 1998. This percentage decrease was primarily due the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 10.7% for the three months ended June 30, 1999 from 5.5% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $136,026         $277,444
      Oil and gas production expenses             $ 34,840         $ 47,488
      Barrels produced                                 615              593
      Mcf produced                                  61,599          119,669
      Average price/Bbl                           $  13.33         $  14.26
      Average price/Mcf                           $   2.08         $   2.25

      As shown in the table above, total oil and gas sales decreased $141,418 (51.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $131,000 was related to a decrease in volumes of gas sold and approximately $11,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 22 barrels while volumes of gas sold decreased 58,070 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to
      (i) the curtailment of sales in 1999 on one well due to the 1979-2 Program's overproduced position in that well, (ii) the 1979-2 Program's receipt of an increased percentage of sales on one well during the six months ended June 30, 1998, and (iii) normal declines in production. Average oil and gas prices decreased to $13.33 per barrel and $2.08 per Mcf, respectively, for the six months ended June 30, 1999 from $14.26 per barrel and $2.25 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,648 (26.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. These decreases were partially offset by an increase in general repair and maintenance expenses on two wells during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 25.6% for the six months ended June 30, 1999 from 17.1% for the six months ended June 30, 1998. This percentage increase was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the increase in general repair and maintenance expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,385 (62.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 10.5% for the six months ended June 30, 1999 from 13.6% for the six months ended June 30, 1998. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998.

      General and administrative expenses decreased $1,154 (5.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 15.0% for the six months ended June 30, 1999 from 7.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
- -------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Programs, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, Dyco does not believe that these risks will be material to the Programs' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines are have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Programs. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Programs with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1     Financial  Data Schedule  containing  summary  financial
         information   extracted   from  the   1979-1   Program's
         financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2     Financial  Data Schedule  containing  summary  financial
         information   extracted   from  the   1979-2   Program's
         financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 3, 1999        By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 3, 1999        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
- ------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.