Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 1999-11-03
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                            Commission File Number
  September 30, 1999                              33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 36,539         $ 54,891
   Accrued oil and gas sales                       56,428           38,148
                                                 --------         --------
      Total current assets                       $ 92,967         $ 93,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           112,308          123,292

DEFERRED CHARGE                                    31,576           31,576
                                                 --------         --------
                                                 $236,851         $247,907
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,609         $  2,872
   Gas imbalance payable                            5,084            5,084
                                                 --------         --------
      Total current liabilities                  $  7,693         $  7,956

ACCRUED LIABILITY                                $ 29,241         $ 29,241

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  2,000         $  2,108
   Limited Partners, issued and
      outstanding, 3,140 Units                    197,917          208,602
                                                 --------         --------
      Total Partners' capital                    $199,917         $210,710
                                                 --------         --------
                                                 $236,851         $247,907
                                                 ========         ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                -------          ---------

REVENUES:
   Oil and gas sales                            $91,612           $135,961
   Interest                                         683                702
                                                -------           --------
                                                $92,295           $136,663

COSTS AND EXPENSES:
   Oil and gas production                       $14,589           $ 20,362
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,203             16,450
   General and administrative
      (Note 2)                                   12,101             12,153
                                                -------           --------
                                                $29,893           $ 48,965
                                                -------           --------

NET INCOME                                      $62,402           $ 87,698
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   624           $    877
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $61,778           $ 86,821
                                                =======           ========
NET INCOME PER UNIT                             $ 19.68           $  27.65
                                                =======           ========
UNITS OUTSTANDING                                 3,172              3,172
                                                =======           ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $205,117          $299,857
   Interest                                        1,597             4,106
   Gain on sale of oil and
      gas properties                                   -           145,376
                                                --------          --------
                                                $206,714          $449,339

COSTS AND EXPENSES:
   Oil and gas production                       $ 39,646          $ 51,887
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,984            31,518
   General and administrative
      (Note 2)                                    39,997            41,005
                                                --------          --------
                                                $ 90,627          $124,410
                                                --------          --------

NET INCOME                                      $116,087          $324,929
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,161          $  3,249
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $114,926          $321,680
                                                ========          ========
NET INCOME PER UNIT                             $  36.60          $ 102.44
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $116,087          $324,929
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,984            31,518
   Gain on sale of oil and gas
      properties                                       -         ( 145,376)
   (Increase) decrease in accrued oil
      and gas sales                            (  18,280)           29,476
   Increase (decrease) in accounts
      payable                                  (     263)              488
                                                --------          --------
   Net cash provided by operating
      activities                                $108,528          $241,035
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -         ($    234)
   Proceeds from the sale of oil and
      gas properties                                   -           177,387
                                                --------          --------
   Net cash provided by investing
      activities                                $      -          $177,153
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($126,880)        ($459,940)
                                                --------          --------
   Net cash used by financing
      activities                               ($126,880)        ($459,940)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 18,352)        ($ 41,752)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            54,891            70,498
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 36,539          $ 28,746
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 88,960         $ 80,537
   Accrued oil and gas sales                       64,770           48,948
                                                 --------         --------
      Total current assets                       $153,730         $129,485

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           214,619          233,381

DEFERRED CHARGE                                    51,206           51,206
                                                 --------         --------
                                                 $419,555         $414,072
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,299         $  5,817
   Payable to General Partner (Note 2)                  -           11,439
   Gas imbalance payable                           58,811           58,811
                                                 --------         --------
      Total current liabilities                  $ 63,110         $ 76,067

ACCRUED LIABILITY                                $ 22,045         $ 28,873

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,344         $  3,092
   Limited Partners, issued and
      outstanding, 2,860 Units                    331,056          306,040
                                                 --------         --------
      Total Partners' capital                    $334,440         $309,132
                                                 --------         --------
                                                 $419,555         $414,072
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $100,978          $96,933
   Interest                                        1,153            2,400
                                                --------          -------
                                                $102,131          $99,333

COSTS AND EXPENSES:
   Oil and gas production                       $ 16,419          $29,618
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,961           22,337
   General and administrative
      (Note 2)                                     8,687            8,735
                                                --------          -------
                                                $ 30,067          $60,690
                                                --------          -------

NET INCOME                                      $ 72,064          $38,643
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    720          $   387
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 71,344          $38,256
                                                ========          =======
NET INCOME PER UNIT                             $  24.95          $ 13.37
                                                ========          =======
UNITS OUTSTANDING                                  2,889            2,889
                                                ========          =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                            $237,004          $374,377
   Interest                                        3,409             6,784
                                                --------          --------
                                                $240,413          $381,161

COSTS AND EXPENSES:
   Oil and gas production                       $ 51,259          $ 77,106
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,184            59,945
   General and administrative
      (Note 2)                                    29,142            30,344
                                                --------          --------
                                                $ 99,585          $167,395
                                                --------          --------

NET INCOME                                      $140,828          $213,766
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,408          $  2,138
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $139,420          $211,628
                                                ========          ========
NET INCOME PER UNIT                             $  48.75          $  73.99
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $140,828          $213,766
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                19,184            59,945
      (Increase) decrease in accrued
        oil and gas sales                      (  15,822)           26,493
      Decrease in accounts payable             (   1,518)        (   1,115)
      Decrease in payable to General
        Partner                                (  11,439)                -
      Decrease in accrued liability            (   6,828)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $124,405          $299,089
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    422)         $      -
   Proceeds from the sale of oil
      and gas properties                               -               544
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($    422)         $    544
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($115,560)        ($375,570)
                                                --------          --------
   Net cash used by financing
      activities                               ($115,560)        ($375,570)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  8,423         ($ 75,937)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            80,537           157,539
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 88,960          $ 81,602
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the 1979-1 Program incurred such expenses totaling $12,101 and $12,153, respectively, of which $11,130 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1979-1 Program incurred such expenses totaling $39,997 and $41,005, respectively, of which $33,390 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1999 and 1998 the 1979-2 Program incurred such expenses totaling $8,687 and $8,735, respectively, of which $7,803 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the 1979-2 Program incurred such expenses totaling $29,142 and $30,344, respectively, of which $23,409 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The 1979-2 Program's payable to General Partner at December 31, 1998 represents an overpayment of gas sales in 1998, which was subsequently collected during the nine months ended September 30, 1999.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      1979-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1999               1998
                                                  -------           --------
      Oil and gas sales                           $91,612           $135,961
      Oil and gas production expenses             $14,589           $ 20,362
      Barrels produced                                 33                 75
      Mcf produced                                 38,631             79,991
      Average price/Bbl                           $ 22.58           $  18.56
      Average price/Mcf                           $  2.35           $   1.68

      As shown in the table above, total oil and gas sales decreased $44,349 (32.6%) for the three months ended

      September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $70,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $26,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 42 barrels and 41,360 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil and gas sold was primarily due to positive prior period volume adjustments on one significant well during the three months ended September 30, 1998. Average oil and gas prices increased to $22.58 per barrel and $2.35 per Mcf, respectively, for the three months ended September 30, 1999 from $18.56 per barrel and $1.68 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,773 (28.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on two wells during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 15.9% for the three months ended September 30, 1999 from 15.0% for the three months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,247 (80.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 3.5% for the three months ended September 30, 1999 from 12.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $52 (0.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 13.2% for the three months ended September 30, 1999 from 8.9% for the three months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $205,117         $299,857
      Oil and gas production expenses             $ 39,646         $ 51,887
      Barrels produced                                 183              224
      Mcf produced                                 106,510          164,277
      Average price/Bbl                           $  15.31         $  15.63
      Average price/Mcf                           $   1.90         $   1.80

      As shown in the table above, total oil and gas sales decreased $94,740 (31.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $104,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $10,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 41 barrels and 57,767 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments on one significant well during the nine months ended September 30, 1998. Average oil prices decreased to $15.31 per barrel for the nine months ended September 30, 1999 from $15.63 per barrel for the nine months ended September 30, 1998. Average gas prices increased to $1.90 per Mcf for the nine months ended September 30, 1999 from $1.80 per Mcf for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,241 (23.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in compression expenses on one well during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 19.3% for the nine months ended September 30, 1999 from 17.3% for the nine months ended September 30, 1998. This percentage increase was primarily due to the positive prior period volume adjustments discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,534 (65.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 1999 from 10.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,008 (2.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 19.5% for the nine months ended September 30, 1999 from 13.7% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999            1998
                                                  --------         -------
      Oil and gas sales                           $100,978         $96,933
      Oil and gas production expenses             $ 16,419         $29,618
      Barrels produced                                 318             286
      Mcf produced                                  33,331          45,012
      Average price/Bbl                           $  20.53         $ 13.10
      Average price/Mcf                           $   2.83         $  2.07

      As shown in the table above, total oil and gas sales increased $4,045 (4.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $2,000 and $25,000, respectively, were related to increases in the average prices of oil and gas sold, which increases were partially offset by a decrease of approximately $24,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 32 barrels while volumes of gas sold decreased 11,681 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the curtailment of sales in 1999 on one well due to the 1979-2 Program's overproduced gas balancing position in that well,

      (ii) positive prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1998, and (iii) normal declines in production. Average oil and gas prices increased to $20.53 per barrel and $2.83 per Mcf, respectively, for the three months ended September 30, 1999 from $13.10 per barrel and $2.07 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,199 (44.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) legal expenses related to operations on one well incurred during the three months ended September 30, 1998 and (ii) a decrease in compression expenses on one well during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the three months ended September 30, 1999 from 30.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,376 (77.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended September 30, 1999 from 23.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $48 (0.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended September 30, 1999 from 9.0% for the three months ended September 30, 1998.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $237,004         $374,377
      Oil and gas production expenses             $ 51,259         $ 77,106
      Barrels produced                                 933              879
      Mcf produced                                  94,930          164,681
      Average price/Bbl                           $  15.78         $  13.88
      Average price/Mcf                           $   2.34         $   2.20

      As shown in the table above, total oil and gas sales decreased $137,373 (36.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $154,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 54 barrels while volumes of gas sold decreased 69,751 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the curtailment of sales in 1999 on one well due to the 1979-2 Program's overproduced gas balancing position in that well,
      (ii) the 1979-2 Program's receipt of an increased percentage of sales on one well during the nine months ended September 30, 1998, and (iii) normal declines in production. Average oil and gas prices increased to $15.78 per barrel and $2.34 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.88 per barrel and $2.20 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,847 (33.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold, (ii) legal expenses related to operations on one well incurred during the nine months ended September 30, 1998, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 21.6% for the nine months ended September 30, 1999 from 20.6% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $40,761 (68.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 8.1% for the nine months ended September 30, 1999 from 16.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,202 (4.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 12.3% for the nine months ended September 30, 1999 from 8.1% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Programs rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Programs.

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

      Office machines have been tested by Samson and vendors and are believed to be compliant.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the 1979-1 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the 1979-2 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.