Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2000-03-24
CIK 806573, 806574

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

                          TABLE OF CONTENTS

PART I........................................................................3
      ITEM 1.   BUSINESS......................................................3
      ITEM 2.   PROPERTIES....................................................7
      ITEM 3.   LEGAL PROCEEDINGS............................................12
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS..........13
PART II......................................................................13
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
                UNITS AND RELATED LIMITED PARTNER MATTERS....................13
      ITEM 6.   SELECTED FINANCIAL DATA......................................15
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..........................18
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK............................................24
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................25
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................49
PART III.....................................................................49
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........49
      ITEM 11.  EXECUTIVE COMPENSATION.......................................50
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT .......................................55
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............55
PART IV......................................................................57
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K .........................................57
      SIGNATURES.............................................................60

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of March 1, 2000 Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 95.3% of the 1979-1 Program's oil and gas sales during the year ended December 31, 1999. With respect to the 1979-2 Program, purchases of gas by El Paso and Warren Petroleum Company accounted for approximately 70.8% and 12.6%, respectively, of its oil and gas sales during the year ended December 31, 1999. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.   PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1999.

                         Well Statistics(1)
                       As of December 31, 1999

                                               1979-1     1979-2
                                               Program    Program
                                               -------    -------
           Gross productive wells(2):
             Oil                                   2          -
             Gas                                  25         18
                                                  --         --
               Total                              27         18

           Net productive wells(3):
             Oil                                 .08          -
             Gas                                1.15       1.50
                                                ----       ----

               Total                            1.23       1.50

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

      Drilling Activities

      The Programs did not participate in any drilling activities during the year ended December 31, 1999.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                         Net Production Data

                                    Year Ended December 31,
                                ---------------------------------
                                  1999          1998       1997
                                --------      --------   --------
1979-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                 209           291         366
      Gas (Mcf)(2)              136,760       185,215     205,089

   Oil and gas sales:
      Oil                      $  3,440      $  4,242    $  7,208
      Gas                       268,718       337,457     461,659
                                -------       -------     -------
        Total                  $272,158      $341,699    $468,867
                                =======       =======     =======
   Total direct operating
      expenses (3)             $ 72,863      $ 72,099    $ 87,871
                                =======       =======     =======
   Direct operating expenses as
      a percentage of oil and
      gas sales                   26.8%         21.1%       18.7%

   Average sales price:
      Per barrel of oil         $16.46         $14.58      $19.69
      Per Mcf of gas              1.96           1.82        2.25

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                    $  .53         $  .39      $  .42

                                     Year Ended December 31,
                                ----------------------------------
                                  1999          1998        1997
                                --------      --------    --------
1979-2 Program:
--------------

   Production:
      Oil (Bbls)(1)               1,161         1,067       1,325
      Gas (Mcf)(2)              127,056       191,087     265,409

   Oil and gas sales:
      Oil                      $ 20,297      $ 14,380    $ 26,891
      Gas                       305,550       422,747     669,037
                                -------       -------     -------
        Total                  $325,847      $437,127    $695,928
                                =======       =======     =======
   Total direct operating
      expenses(3)              $ 70,598      $113,900    $127,516
                                =======       =======     =======
   Direct operating expenses as
      a percentage of oil and
      gas sales                   21.7%         26.1%       18.3%

   Average sales price:
      Per barrel of oil          $17.48        $13.48      $20.30
      Per Mcf of gas               2.40          2.21        2.52

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                     $  .53        $  .58      $  .47

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


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of

December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1999 will actually be realized for such production.

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

                         Proved Reserves and
                          Net Present Value
                        From Proved Reserves

                     As of December 31, 1999(1)

1979-1 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                                    1,037,725
        Oil and liquids (Bbls)                           2,487

      Net present value (discounted at 10%
        per annum)                                  $  921,346

1979-2 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                                    1,051,164
        Oil and liquids (Bbls)                          12,671

      Net present value (discounted at 10%
        per annum)                                  $1,148,423

---------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


                       Significant Properties

                           1979-1 Program
                           --------------

      As of December 31, 1999, the 1979-1 Program's properties consisted of 27 gross (1.23 net) productive wells. The 1979-1 Program also owned a non-working interest in an additional 9 wells. Affiliates of the 1979-1 Program operate 12 (33%) of its total wells. All of the 1979-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                           1979-2 Program
                           --------------

      As of December 31, 1999, the 1979-2 Program's properties consisted of 18 gross (1.50 net) productive wells. The 1979-2 Program also owned a non-working interest in an additional 2 wells. Affiliates of the 1979-2 Program operate 5 (25%) of its wells. All of the 1979-2 Program's properties are located onshore in the continental United States. Substantially all of the 1979-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 1999, the 1979-2 Program's properties in the Anadarko Basin consisted of 13 gross (1.20 net) productive wells. The 1979-2 Program also owned a non-working interest in an additional 2 wells in the Anadarko Basin. Affiliates of the 1979-2 Program operate 4 (27%) of its Anadarko Basin wells. As of December 31, 1999, the 1979-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 1,073,358 Mcf of gas and approximately 12,093 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,125,455.


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


ITEM 3.    LEGAL PROCEEDINGS

      On October 24, 1996, certain royalty owners filed a class action lawsuit against Dyco and certain other parties in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Maxwell No. 1-23. (Thurman Horn, et al., v. Dyco, et al., Case No. 10,324, District Court of Wheeler County, Texas). The 1979-2 Program has a 22.5% working interest in the Maxwell No. 1-23. The plaintiffs are alleging causes of action based on breach of duty to market, breach of duty to pay royalties, and breach of duty of good faith and fair dealing and are seeking restitution and an accounting. The Plaintiffs have not quantified the amount of their damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations, and discovery is proceeding in the matter. On November 24, 1998 Dyco filed a motion for summary judgment in the matter, which is awaiting a hearing by the district court. Discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the 1979-2 Program from this lawsuit. A Texas appellate court has previously ruled in a separate lawsuit that owners of royalty interests in Texas oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements.

      Except for the foregoing, to the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1999.


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

                           1979-1 Program
                           --------------

                                    Repurchase         Cash
                                      Price        Distributions
                                    ----------     -------------

      1998:
        First Quarter                  $197             $35
        Second Quarter                  162              70(1)
        Third Quarter                   203              40
        Fourth Quarter                  163               -

      1999:
        First Quarter                  $163             $20
        Second Quarter                  143               -
        Third Quarter                   260              20
        Fourth Quarter                  240              20

      2000:
        First Quarter                  $220             $ -

--------------
(1)   Includes proceeds from the sale of oil and gas properties.


                           1979-2 Program
                           --------------

                                    Repurchase         Cash
                                      Price        Distributions
                                    ----------     -------------

      1998:
        First Quarter                  $129             $35
        Second Quarter                   94              35
        Third Quarter                   358              60
        Fourth Quarter                  298              20

      1999:
        First Quarter                  $278             $ -
        Second Quarter                  278              20
        Third Quarter                   333              20
        Fourth Quarter                  313              20

      2000:
        First Quarter                  $293             $25



      As of March 1, 2000, the 1979-1 Program has 3,140 Units outstanding and approximately 950 Limited Partners of record. The 1979-2 Program has 2,860 Units outstanding and approximately 750 Limited Partners of record.

ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                        1979-1 Program
                                        --------------
                                                           December 31,
                                    -------------------------------------------------------
                                      1999        1998        1997       1996        1995
                                    --------    --------    --------   --------    --------
Summary of Operations:
   Oil and gas sales                $272,158    $341,699    $468,867   $500,208    $396,493
   Total revenues                    274,337     491,495     471,940    502,561     398,559

   Lease operating expenses           53,513      47,169      55,138     67,719      90,080
   Production taxes                   19,350      24,930      32,733     35,474      28,290
   General and administrative
      expenses                        51,794      52,637      55,701     54,220      54,317
   Depreciation, depletion, and
      amortization of oil and gas
      properties                      15,772      24,232      39,290     33,690      54,252

   Net income                        133,908     342,527     289,078    311,458     171,620
      per Unit                         42.22      107.98       91.13      98.19       54.10
   Cash distributions                190,320     459,940     364,780    317,200     206,180
      per Unit                            60         145         115        100          65

Summary Balance Sheet Data:
   Total assets                      209,297     247,907     368,032    453,642     467,816
   Partners' capital                 154,298     210,710     328,123    403,825     409,567





                                        1979-2 Program
                                        --------------

                                                           December 31,
                                    -------------------------------------------------------
                                      1999        1998        1997       1996        1995
                                    --------    --------    --------   --------    --------
Summary of Operations:
   Oil and gas sales                $325,847    $437,127    $695,928   $729,046    $483,467
   Total revenues                    330,581     445,030     705,215    735,326     490,205

   Lease operating expenses           46,662      83,351      75,640     94,195      67,295
   Production taxes                   23,936      30,549      51,876     53,147      36,662
   General and administrative
      expenses                        37,696      38,742      41,613     40,363      40,709
   Depreciation, depletion,
      and amortization of oil
      and gas properties              24,446      49,082      77,495     71,807      84,448

   Net income                        197,841     243,306     458,591    475,814     261,091
      per Unit                         68.48       84.22      158.74     164.70       90.37
   Cash distributions                173,340     433,350     606,690    491,130     447,795
      per Unit                            60         150         210        170         155

Summary Balance Sheet Data:
   Total assets                      428,921     414,072     559,776    709,662     705,367
   Partners' capital                 333,633     309,132     499,176    647,275     662,591


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations


                                 1979-1 Program
                                 --------------

                    Year Ended December 31, 1999 Compared to
                          Year Ended December 31, 1998
                    ----------------------------------------

      Total oil and gas sales decreased $69,541 (20.4%) in 1999 as compared to 1998. Of this decrease, approximately $88,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $20,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 82 barrels and 48,455 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made during 1998 on one well. Average oil and gas prices increased to $16.46 per barrel and $1.96 per Mcf, respectively, in 1999 from $14.58 per barrel and $1.82 per Mcf, respectively, in 1998.

      The 1979-1 Program sold several wells during the first quarter of 1998 for $162,007 representing approximately 9% of its total reserves. The proceeds from these sales would have reduced the net book value of the 1979-1 Program's oil and gas properties by 90%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 9% and a gain on sale of oil and gas properties of $145,376 was recognized. No such sales occurred during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $764 (1.1%) in 1999 as compared to 1998. This increase was primarily due to workover expenses incurred on one well during 1999 in order to improve the recovery of reserves. This increase was substantially offset by decreases in (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.8% in 1999 from 21.1% in 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,460 (34.9%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.8% in 1999 from 7.1% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average prices of oil and gas sold.

      General and administrative expenses decreased $843 (1.6%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 19.0% in 1999 from 15.4% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

                    Year Ended December 31, 1998 Compared to
                          Year Ended December 31, 1997
                    ----------------------------------------

      Total oil and gas sales decreased $127,168 (27.1%) in 1998 as compared to 1997. Of this decrease, approximately $45,000 was related to a decrease in volumes of gas sold and approximately $79,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 75 barrels and 19,874 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of gas sold resulted primarily from the sale of several wells in 1997 and 1998 and normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made during 1998 on one well. Average oil and gas prices decreased to $14.58 per barrel and $1.82 per Mcf, respectively, in 1998 from $19.69 per barrel and $2.25 per Mcf, respectively, 1997.

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


                                 1979-2 Program
                                 --------------

                    Year Ended December 31, 1999 Compared to
                          Year Ended December 31, 1998
                    ----------------------------------------

      Total oil and gas sales decreased $111,280 (25.5%) in 1999 as compared to 1998. Of this decrease, approximately $142,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by approximately $24,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 94 barrels while volumes of gas sold decreased 64,031 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) the curtailment of sales in 1999 on one well due to the 1979-2 Program's overproduced gas balancing position in that well, (ii) a negative prior period volume adjustment made during 1999 by the purchaser on one well, and (iii) normal declines in production. Average oil and gas prices increased to $17.48 per barrel and $2.40 per Mcf, respectively, in 1999 from $13.48 per barrel and $2.21 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,302 (38.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) legal expenses incurred during 1998 related to operations on one well, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.7% in 1999 from 26.1% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,636 (50.2%) in 1999 as compared to 1998. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.5% in 1999 from 11.2% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,046 (2.7%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 11.6% in 1999 from 8.9% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the 1979-1 Program's proved reserve quantities at December 31, 1999 would have remaining lives of approximately 7.6 years for gas reserves and 11.9 years for oil reserves and the 1979-2 Program's proved oil and gas reserve quantities at December 31, 1999 would have remaining lives of approximately 8.3 years for gas reserves and 10.9 years for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Programs have not experienced any material effects from the year 2000 issue. Costs incurred by the Programs in order to ensure year 2000 compatibility were not material to the Programs.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 20, 2000

                      DYCO OIL AND GAS PROGRAM
                     1979-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                            1999           1998
                                          --------       --------

CURRENT ASSETS:
   Cash and cash equivalents              $  8,884       $ 54,891
   Accrued oil and gas sales                43,829         38,148
                                           -------        -------
      Total current assets                $ 52,713       $ 93,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                    107,520        123,292

DEFERRED CHARGE                             49,064         31,576
                                           -------        -------
                                          $209,297       $247,907
                                           =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $  8,231       $  2,872
   Gas imbalance payable                     3,254          5,084
                                           -------        -------
      Total current liabilities           $ 11,485       $  7,956

ACCRUED LIABILITY                         $ 43,514       $ 29,241

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                       $  1,544       $  2,108
   Limited Partners, issued and
      outstanding, 3,140 Units             152,754        208,602
                                           -------        -------
     Total Partners' Capital              $154,298       $210,710
                                           -------        -------
                                          $209,297       $247,907
                                           =======        =======





                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1979-1 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                      1999       1998      1997
                                    --------   --------  --------

REVENUES:
   Oil and gas sales                $272,158   $341,699  $468,867
   Interest                            2,179      4,420     3,073
   Gain on sale of oil
      and gas properties                 -      145,376       -
                                     -------    -------   -------

                                    $274,337   $491,495  $471,940

COSTS AND EXPENSES:
   Lease operating                  $ 53,513   $ 47,169  $ 55,138
   Production taxes                   19,350     24,930    32,733
   Depreciation, depletion, and
      amortization of oil and
      gas properties                  15,772     24,232    39,290
   General and administrative         51,794     52,637    55,701
                                     -------    -------   -------
                                    $140,429   $148,968  $182,862
                                     -------    -------   -------
NET INCOME                          $133,908   $342,527  $289,078
                                     =======    =======   =======
GENERAL PARTNER (1%) -
   NET INCOME                       $  1,339   $  3,425  $  2,891
                                     =======    =======   =======
LIMITED PARTNERS (99%) -
   NET INCOME                       $132,569   $339,102  $286,187
                                     =======    =======   =======
NET INCOME per Unit                 $  42.22   $ 107.98  $  91.13
                                     =======    =======   =======
UNITS OUTSTANDING                      3,172      3,172     3,172
                                     =======    =======   =======


                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                           1979-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                 General      Limited
                                 Partner     Partners       Total
                                 --------   ----------   ----------

Balances at Dec. 31, 1996         $4,039     $399,786     $403,825
   Cash distributions            ( 3,648)   ( 361,132)   ( 364,780)
   Net income                      2,891      286,187      289,078
                                   -----      -------      -------

Balances at Dec. 31, 1997         $3,282     $324,841     $328,123
   Cash distributions            ( 4,599)   ( 455,341)   ( 459,940)
   Net income                      3,425      339,102      342,527
                                   -----      -------      -------

Balances at Dec. 31, 1998         $2,108     $208,602     $210,710
   Cash distributions            ( 1,903)   ( 188,417)   ( 190,320)
   Net income                      1,339      132,569      133,908
                                   -----      -------      -------

Balances at Dec. 31, 1999         $1,544     $152,754     $154,298
                                   =====      =======      =======




                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998       1997
                                            ----------  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $133,908    $342,527   $289,078
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             15,772      24,232     39,290
      Gain on sale of oil and
        gas properties                            -     ( 145,376)      -
      (Increase) decrease in accrued
        oil and gas sales                   (   5,681)     31,539     32,294
      (Increase) decrease in
        deferred charge                     (  17,488)     16,930      2,451
      Increase (decrease) in accounts
        payable                                 5,359          94  (   1,564)
      Increase (decrease) in gas
        imbalance payable                   (   1,830)      4,979  (  11,538)
      Increase (decrease) in accrued
        liability                              14,273   (   7,785)     3,194
                                              -------     -------    -------
   Net cash provided by operating
      activities                             $144,313    $267,140   $353,205
                                              -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                         $    -      $177,387   $ 22,624
   Additions to oil and gas properties            -     (     194)      -
                                              -------     -------    -------
   Net cash provided by investing
      activities                             $    -      $177,193   $ 22,624
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($190,320)  ($459,940) ($364,780)
                                              -------     -------    -------
   Net cash used by financing activities    ($190,320)  ($459,940) ($364,780)
                                              -------     -------    -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         ($ 46,007)  ($ 15,607)  $ 11,049
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         54,891      70,498     59,449
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $  8,884    $ 54,891   $ 70,498
                                              =======     =======    =======
                     The accompanying notes are an integral
                      part of these financial statements.

         DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1979-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,391 (44.3%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.11, $0.13, and
      $0.19, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. During the first quarter of 1998, the Program sold several wells for $162,007 representing approximately 9% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 90%, significantly altering the Program's capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 9% with the remainder recorded as a gain on sale of oil and gas properties.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 156,455 Mcf, resulting in prepaid lease operating expenses of $49,064. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 157,720 Mcf, resulting in prepaid lease operating expenses of $31,576.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by

      138,757 Mcf, resulting in accrued lease operating expenses of $43,514. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 146,057 Mcf, resulting in accrued lease operating expenses of $29,241.


      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Program is currently settling this liability. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $3,254 (2,169 Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on two wells by $5,084 (3,389 Mcf).


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


2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $51,794, $52,637, and $55,701, respectively, of which $44,520 was paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:

           Purchaser                1999       1998      1997
           ---------                -----      -----     -----

           El Paso Energy
              Marketing Company     95.3%      79.1%     95.3%
           Enron Oil & Gas
              Company                 - %      18.6%       - %


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


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                              December 31,
                                       -------------------------
                                           1999          1998
                                       ------------- ------------

      Proved properties                 $20,381,071   $20,381,071

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance            ( 20,273,551) ( 20,257,779)
                                         ----------    ----------
      Net oil and gas properties        $   107,520   $   123,292
                                         ==========    ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                               December 31,
                                          ---------------------
                                          1999     1998    1997
                                          ----     ----    ----

           Development costs               $ -     $194    $ -
                                           ===      ===    ===


      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                      1999                    1998                      1997
                              --------------------    --------------------      --------------------
                                Oil         Gas         Oil          Gas          Oil         Gas
                              (Bbls)       (Mcf)      (Bbls)        (Mcf)       (Bbls)       (Mcf)
                              -------   ----------    -------    -----------    -------   -----------

Proved reserves,
  beginning of year            1,697     1,045,294     2,033      1,098,038      3,193     1,077,521

Revisions of previous
  estimates                      999       129,191       121        250,083     (  736)      243,736

Sales of reserves                -            -       (  166)    (  117,612)    (   58)   (   18,130)

Production                    (  209)   (  136,760)   (  291)    (  185,215)    (  366)   (  205,089)
                               -----     ---------     -----      ---------      -----     ---------

Proved reserves,
  end of year                  2,487     1,037,725     1,697      1,045,294      2,033     1,098,038
                               =====     =========     =====      =========      =====     =========

Proved developed reserves:
  Beginning of year            1,697     1,045,294     2,033      1,098,038      3,193     1,077,521
                               -----     ---------     -----      ---------      -----     ---------
  End of year                  2,487     1,037,725     1,697      1,045,294      2,033     1,098,038
                               =====     =========     =====      =========      =====     =========


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 20, 2000

                      DYCO OIL AND GAS PROGRAM
                     1979-2 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                            1999           1998
                                          --------       --------

CURRENT ASSETS:
   Cash and cash equivalents              $ 97,905       $ 80,537
   Accrued oil and gas sales                58,563         48,948
                                           -------        -------
      Total current assets                $156,468       $129,485

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                    209,357        233,381

DEFERRED CHARGE                             63,096         51,206
                                           -------        -------
                                          $428,921       $414,072
                                           =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $  4,845       $  5,817
   Payable to General Partner                  -           11,439
   Gas imbalance payable                    64,289         58,811
                                           -------        -------
      Total current liabilities           $ 69,134       $ 76,067

ACCRUED LIABILITY                         $ 26,154       $ 28,873

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                       $  3,337       $  3,092
   Limited Partners, issued and
      outstanding, 2,860 Units             330,296        306,040
                                           -------        -------
     Total Partners' Capital              $333,633       $309,132
                                           -------        -------
                                          $428,921       $414,072
                                           =======        =======




                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1979-2 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                     1999       1998       1997
                                   --------   --------   --------

REVENUES:
   Oil and gas sales               $325,847   $437,127   $695,928
   Interest                           4,734      7,903      9,287
                                    -------    -------    -------

                                   $330,581   $445,030   $705,215

COSTS AND EXPENSES:
   Lease operating                 $ 46,662   $ 83,351   $ 75,640
   Production tax                    23,936     30,549     51,876
   Depreciation, depletion, and
      amortization of oil and
      gas properties                 24,446     49,082     77,495
   General and administrative        37,696     38,742     41,613
                                    -------    -------    -------
                                   $132,740   $201,724   $246,624
                                    -------    -------    -------
NET INCOME                         $197,841   $243,306   $458,591
                                    =======    =======    =======
GENERAL PARTNER (1%) -
   NET INCOME                      $  1,978   $  2,433   $  4,586
                                    =======    =======    =======
LIMITED PARTNERS (99%) -
   NET INCOME                      $195,863   $240,873   $454,005
                                    =======    =======    =======
NET INCOME per Unit                $  68.48   $  84.22   $ 158.74
                                    =======    =======    =======
UNITS OUTSTANDING                     2,889      2,889      2,889
                                    =======    =======    =======


                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1979-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                   General     Limited
                                   Partner    Partners     Total
                                  ---------  ----------  ----------

Balances at Dec. 31, 1996          $6,473     $640,802    $647,275
   Cash distributions             ( 6,067)   ( 600,623)  ( 606,690)
   Net income                       4,586      454,005     458,591
                                    -----      -------     -------

Balances at Dec. 31, 1997          $4,992     $494,184    $499,176
   Cash distributions             ( 4,333)   ( 429,017)  ( 433,350)
   Net income                       2,433      240,873     243,306
                                    -----      -------     -------

Balances at Dec. 31, 1998          $3,092     $306,040    $309,132
   Cash distributions             ( 1,733)   ( 171,607)  ( 173,340)
   Net income                       1,978      195,863     197,841
                                    -----      -------     -------

Balances at Dec. 31, 1999          $3,337     $330,296    $333,633
                                    =====      =======     =======




                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998       1997
                                             --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 197,841    $243,306   $458,591
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             24,446      49,082     77,495
      (Increase) decrease in accrued
        oil and gas sales                   (   9,615)     32,210     87,713
      (Increase) decrease in deferred
        charge                              (  11,890)  (  13,134)    12,485
      Decrease in accounts payable          (     972)  (     373) (   4,924)
      Increase (decrease) in payable
        to General Partner                  (  11,439)     11,439       -
      Increase in gas imbalance
        payable                                 5,478       4,958      8,893
      Increase (decrease) in
        accrued liability                   (   2,719)     28,316  (   5,756)
                                              -------     -------    -------
   Net cash provided by operating
      activities                             $191,130    $355,804   $634,497
                                              -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                     $     -     $    544   $  6,213
   Additions to oil and gas properties      (     422)       -     (      84)
                                              -------     -------    -------
   Net cash provided (used) by
      investing activities                  ($    422)   $    544   $  6,129
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($173,340)  ($433,350) ($606,690)
                                              -------     -------    -------
   Net cash used by financing
      activities                            ($173,340)  ($433,350) ($606,690)
                                              -------     -------    -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $ 17,368   ($ 77,002)  $ 33,936

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         80,537     157,539    123,603
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 97,905    $ 80,537   $157,539
                                              =======     =======    =======

                     The accompanying notes are an integral
                      part of these financial statements.

         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1979-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,294 (45.2%) of the Program's Units at December 31, 1999.

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

      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.18, $0.25, and $0.28, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 138,368 Mcf, resulting in prepaid lease operating expenses of $63,096. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 144,813 Mcf, resulting in prepaid lease operating expenses of $51,206.


      Payable to General Partner

           The payable to General Partner at December 31, 1998 represents an overpayment of gas sales in 1998. Such amount was repaid during 1999.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 57,356 Mcf, resulting in accrued lease operating expenses of $26,154. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by

      81,654 Mcf, resulting in accrued lease operating expenses of $28,873.


      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $64,289 (42,859 Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on one well by $58,811 (39,207 Mcf).


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $37,696, $38,742, and $41,613, respectively, of which $31,212 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales for the years ended December 31, 1999, 1998, and 1997:

                Purchaser               1999     1998    1997
                ---------               -----    -----   -----

                El Paso Energy
                   Marketing Company    70.8%    74.6%   60.0%
                Williams Energy
                   Services Company       - %      - %   22.9%
                Warren Petroleum
                   Company              12.6%      - %     - %

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                             December 31,
                                      ----------------------------
                                          1999           1998
                                      -------------  -------------

      Proved properties                $18,554,370    $18,553,948

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance           ( 18,345,013)  ( 18,320,567)
                                        ----------     ----------

      Net oil and gas properties       $   209,357    $   233,381
                                        ==========     ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                            December 31,
                                       ------------------------
                                        1999     1998     1997
                                       ------   ------   ------

           Development costs            $422     $ -      $ 84
                                         ===      ===      ===

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                      1999                    1998                      1997
                              --------------------    --------------------      --------------------
                                Oil         Gas         Oil          Gas          Oil         Gas
                              (Bbls)       (Mcf)      (Bbls)        (Mcf)       (Bbls)       (Mcf)
                              --------  -----------   -------    -----------    -------   -----------
Proved reserves,
   beginning of year           11,871    1,023,297     12,515     1,070,721      12,678      955,767

Revisions of previous
   estimates                    1,961      154,923        423       143,663       1,202      388,548

Sales of reserves                 -            -           -           -        (    40)  (    8,185)

Production                    ( 1,161)  (  127,056)   ( 1,067)   (  191,087)    ( 1,325)  (  265,409)
                               ------    ---------     ------     ---------      -----     ---------

Proved reserves,
   end of year                 12,671    1,051,164     11,871     1,023,297      12,515    1,070,721
                               ======    =========     ======     =========      =====     =========

Proved developed
reserves:
   Beginning of year           11,871    1,023,297     12,515     1,070,721      12,678      955,767
                               ------    ---------     ------     ---------      -----     ---------

   End of year                 12,671    1,051,164     11,871     1,023,297      12,515    1,070,721
                               ======    =========     ======     =========      =====     =========


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME          AGE     POSITION WITH GENERAL PARTNERS
      ----------------    ---    --------------------------------
      Dennis R. Neill      48    President and Director

      Patrick M. Hall      41    Chief Financial Officer

      Judy K. Fox          49    Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

        Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 1999

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   --------------------------
                                         1999      1998      1997
                                        -------   -------   -------

1979-1 Program
--------------

   Compensation:
     Operations                             (2)       (2)       (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)    $44,520   $44,520   $44,520

1979-2 Program
--------------

   Compensation:
     Operations                             (2)       (2)       (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)    $31,212   $31,212   $31,212

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:


                                                 1979-1 Program
                                                 --------------
                                              Salary Reimbursement
                                       Three Years Ended December 31, 1999

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards          Payouts
                             -------------------------      ---------------------  -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------
Dennis R. Neill,
President(1)         1997      -         -         -          -           -          -         -
                     1998      -         -         -          -           -          -         -
                     1999      -         -         -          -           -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $26,596     -         -          -           -          -
                     1998    $26,347     -         -          -           -          -
                     1999    $27,193     -         -          -           -          -

---------------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.




                                                 1979-2 Program
                                                 --------------
                                              Salary Reimbursement
                                       Three Years Ended December 31, 1999

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards          Payouts
                             -------------------------      ---------------------  -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------
Dennis R. Neill,
President(1)         1997      -         -         -          -           -          -         -
                     1998      -         -         -          -           -          -         -
                     1999      -         -         -          -           -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $18,646     -         -          -           -          -         -
                     1998    $18,471     -         -          -           -          -         -
                     1999    $19,064     -         -          -           -          -         -

---------------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                      Number of
                                                        Units
                                                    Beneficially
                                                   Owned (Percent
               Beneficial Owner                    of Outstanding)
----------------------------------------------     ---------------

1979-1 Program:
--------------

   Samson Resources Company                          1,394  (44.4%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)        1,394  (44.4%)


1979-2 Program:
--------------

   Samson Resources Company                          1,296  (45.3%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)        1,296  (45.3%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 44% and 45% of the 1979-1 and 1979-2 Programs' outstanding Units as of March 1, 2000. The Program Agreements permit Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Programs as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

               *23.1 Consent of Ryder Scott  Company,  L.P. for Dyco Oil and Gas
                     Program  1979-1  Limited Partnership.

               *23.2 Consent of Ryder Scott  Company,  L.P. for Dyco Oil and Gas
                     Program  1979-2  Limited Partnership.

               *27.1 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

               *27.2 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.

                ------------------
                *  Filed herewith.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                               DYCO OIL AND GAS PROGRAM 1979-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 24, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and       March 24, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Dennis R. Neill  Chief Financial     March 24, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary           March 24, 2000
      -------------------
         Judy K. Fox

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

                               DYCO OIL AND GAS PROGRAM 1979-2
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 24, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and       March 24, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Dennis R. Neill  Chief Financial     March 24, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary           March 24, 2000
      -------------------
         Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1979-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1979-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.