Form 10-Q
period 2000-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2000-05-02
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2000                           33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000          1999
                                         ----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 36,243      $  8,884
   Accrued oil and gas sales                 41,546        43,829
                                           --------      --------
     Total current assets                  $ 77,789      $ 52,713

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                     106,534       107,520

DEFERRED CHARGE                              49,064        49,064
                                           --------      --------
                                           $233,387      $209,297
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  2,551      $  8,231
   Payable to General Partner (Note 2)        2,000             -
   Gas imbalance payable                      3,254         3,254
                                           --------      --------
     Total current liabilities             $  7,805      $ 11,485

ACCRUED LIABILITY                          $ 43,514      $ 43,514

PARTNERS' CAPITAL:
   General Partner, 32 general
     partner units                         $  1,822      $  1,544
   Limited Partners, issued and
     outstanding, 3,140 Units               180,246       152,754
                                           --------      --------
     Total Partners' capital               $182,068      $154,298
                                           --------      --------
                                           $233,387      $209,297
                                           ========      ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          -------        --------

REVENUES:
   Oil and gas sales                      $62,259         $45,851
   Interest                                   190             620
                                          -------         -------
                                          $62,449         $46,471

COSTS AND EXPENSES:
   Oil and gas production                 $ 9,058         $10,327
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             3,008           4,276
   General and administrative
     (Note 2)                              22,613          16,150
                                          -------         -------
                                          $34,679         $30,753
                                          -------         -------

NET INCOME                                $27,770         $15,718
                                          =======         =======
GENERAL PARTNER (1%) - net income         $   278         $   157
                                          =======         =======
LIMITED PARTNERS (99%) - net income       $27,492         $15,561
                                          =======         =======
NET INCOME PER UNIT                       $  8.75         $  4.96
                                          =======         =======
UNITS OUTSTANDING                           3,172           3,172
                                          =======         =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $27,770        $15,718
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            3,008          4,276
     Decrease in accrued oil and gas
       sales                                 2,283          8,849
     Decrease in accounts payable         (  5,680)      (    323)
     Increase in payable to General
       Partner                               2,000              -
                                           -------        -------
   Net cash provided by operating
     activities                            $29,381        $28,520
                                           -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties    ($ 2,022)       $     -
                                           -------        -------
   Net cash used by investing
     activities                           ($ 2,022)       $     -
                                           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                      $     -       ($63,440)
                                           -------        -------
   Net cash used by financing
     activities                            $     -       ($63,440)
                                           -------        -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        $27,359       ($34,920)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       8,884         54,891
                                           -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $36,243        $19,971
                                           =======        =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000         1999
                                          ---------   ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 82,731      $ 97,905
   Accrued oil and gas sales                 60,321        58,563
                                           --------      --------
     Total current assets                  $143,052      $156,468

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                     203,583       209,357

DEFERRED CHARGE                              63,096        63,096
                                           --------      --------
                                           $409,731      $428,921
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  4,486      $  4,845
   Payable to General Partner (Note 2)        2,000             -
   Gas imbalance payable                     64,289        64,289
                                           --------      --------
     Total current liabilities             $ 70,775      $ 69,134

ACCRUED LIABILITY                          $ 26,154      $ 26,154

PARTNERS' CAPITAL:
   General Partner, 29 general
     partner units                         $  3,129      $  3,337
   Limited Partners, issued and
     outstanding, 2,860 Units               309,673       330,296
                                           --------      --------
     Total Partners' capital               $312,802      $333,633
                                           --------      --------
                                           $409,731      $428,921
                                           ========      ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       --------

REVENUES:
   Oil and gas sales                       $93,753       $57,884
   Interest                                  1,526         1,045
                                           -------       -------
                                           $95,279       $58,929

COSTS AND EXPENSES:
   Oil and gas production                  $17,909       $18,841
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              5,774         8,251
   General and administrative
     (Note 2)                               20,202        12,064
                                           -------       -------
                                           $43,885       $39,156
                                           -------       -------

NET INCOME                                 $51,394       $19,773
                                           =======       =======
GENERAL PARTNER (1%) - net income          $   514       $   198
                                           =======       =======
LIMITED PARTNERS (99%) - net income        $50,880       $19,575
                                           =======       =======
NET INCOME PER UNIT                        $ 17.79       $  6.84
                                           =======       =======
UNITS OUTSTANDING                            2,889         2,889
                                           =======       =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $51,394       $ 19,773
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            5,774          8,251
     (Increase) decrease in accrued
       oil and gas sales                  (  1,758)         8,731
     Decrease in accounts payable         (    359)     (     877)
     Increase in payable to General
       Partner                               2,000              -
                                           -------       --------
   Net cash provided by operating
     activities                            $57,051       $ 35,878
                                           -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash provided by investing
     activities                            $     -       $      -
                                           -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($72,225)      $      -
                                           -------       --------
   Net cash used by financing
     activities                           ($72,225)      $      -
                                           -------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       ($15,174)      $ 35,878

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      97,905         80,537
                                           -------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $82,731       $116,415
                                           =======       ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999 the 1979-1 Program incurred such expenses totaling $22,613 and $16,150, respectively, of which $14,490 and $11,130, respectively, were paid each period to Dyco and its affiliates. During the three months ended March 31, 2000 and 1999 the 1979-2 Program incurred such expenses totaling $20,202 and $12,064, respectively, of which $12,144 and $7,803, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      PAYABLE TO GENERAL PARTNER

      The Programs' payable to General Partner at March 31, 2000 represents audit fees paid by the General Partner on behalf of the Programs. These amounts were reimbursed to the General Partner in April 2000.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      1979-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000             1999
                                           -------          -------
      Oil and gas sales                    $62,259          $45,851
      Oil and gas production expenses      $ 9,058          $10,327
      Barrels produced                          35               56
      Mcf produced                          26,648           29,528
      Average price/Bbl                    $ 26.89          $ 12.79
      Average price/Mcf                    $  2.30          $  1.53

      As shown in the table above, total oil and gas sales increased $16,408 (35.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $21,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $4,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 21 barrels and 2,880 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to (i) the receipt of a reduced percentage of gas sales during the three months ended March 31, 2000 on two wells due to the 1979-1 Program's overproduced gas balancing position in those wells and (ii) a positive prior period volume adjustment made on another well during the three months ended March 31, 1999. Average oil and gas prices increased to $26.89 per barrel and $2.30 per Mcf, respectively, for the three months ended March 31, 2000 from $12.79 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,269 (12.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 14.5% for the three months ended March 31, 2000 from 22.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,268 (29.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999 and
      (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.8% for the three months ended March 31, 2000 from 9.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $6,463 (40.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to increases in audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 36.3% for the three months ended March 31, 2000 from 35.2% for the three months ended March 31, 1999.

      1979-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000          1999
                                            -------       -------
      Oil and gas sales                     $93,753       $57,884
      Oil and gas production expenses       $17,909       $18,841
      Barrels produced                          244           273
      Mcf produced                           33,257        31,810
      Average price/Bbl                     $ 26.61       $ 12.54
      Average price/Mcf                     $  2.62       $  1.71

      As shown in the table above, total oil and gas sales increased $35,869 (62.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $30,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 29 barrels while volumes of gas sold increased 1,447 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $26.61 per barrel and $2.62 per Mcf, respectively, for the three months ended March 31, 2000 from $12.54 per barrel and $1.71 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $932 (4.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended March 31, 2000 from 32.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,477 (30.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) an increase in oil and gas prices used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999 and
      (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.2% for the three months ended March 31, 2000 from 14.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $8,138 (67.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to increases in audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 21.5% for the three months ended March 31, 2000 from 20.8% for the three months ended March 31, 1999.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1979-1 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1979-2 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  May  2, 2000            By:       /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May  2, 2000            By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.