Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2000-08-01
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                            33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 82,717         $  8,884
   Accrued oil and gas sales                       60,858           43,829
                                                 --------         --------
      Total current assets                       $143,575         $ 52,713

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           105,067          107,520

DEFERRED CHARGE                                    49,064           49,064
                                                 --------         --------
                                                 $297,706         $209,297
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,556         $  8,231
   Gas imbalance payable                            3,254            3,254
                                                 --------         --------
      Total current liabilities                  $  8,810         $ 11,485

ACCRUED LIABILITY                                $ 43,514         $ 43,514

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  2,455         $  1,544
   Limited Partners, issued and
      outstanding, 3,140 Units                    242,927          152,754
                                                 --------         --------
      Total Partners' capital                    $245,382         $154,298
                                                 --------         --------
                                                 $297,706         $209,297
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                -------           --------

REVENUES:
   Oil and gas sales                            $94,131            $67,654
   Interest                                         632                294
                                                -------            -------
                                                $94,763            $67,948

COSTS AND EXPENSES:
   Oil and gas production                       $14,399            $14,730
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  1,466              3,505
   General and administrative
      (Note 2)                                   15,584             11,746
                                                -------            -------
                                                $31,449            $29,981
                                                -------            -------

NET INCOME                                      $63,314            $37,967
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   633            $   380
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $62,681            $37,587
                                                =======            =======
NET INCOME PER UNIT                             $ 19.97            $ 11.96
                                                =======            =======
UNITS OUTSTANDING                                 3,172              3,172
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           ---------

REVENUES:
   Oil and gas sales                           $156,390            $113,505
   Interest                                         822                 914
                                               --------            --------
                                               $157,212            $114,419

COSTS AND EXPENSES:
   Oil and gas production                      $ 23,457            $ 25,057
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,474               7,781
   General and administrative
      (Note 2)                                   38,197              27,896
                                               --------            --------
                                               $ 66,128            $ 60,734
                                               --------            --------

NET INCOME                                     $ 91,084            $ 53,685
                                               ========            ========
GENERAL PARTNER (1%) - net income              $    911            $    537
                                               ========            ========
LIMITED PARTNERS (99%) - net income            $ 90,173            $ 53,148
                                               ========            ========
NET INCOME PER UNIT                            $  28.72            $  16.92
                                               ========            ========
UNITS OUTSTANDING                                 3,172               3,172
                                               ========            ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $91,084           $53,685
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,474             7,781
      Increase in accrued oil and gas
        sales                                   ( 17,029)         (    911)
      Decrease in accounts payable              (  2,675)         (    401)
                                                 -------           -------
   Net cash provided by operating
      activities                                 $75,854           $60,154
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          ($ 2,021)          $     -
                                                 -------           -------
   Net cash used by investing
      activities                                ($ 2,021)          $     -
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $     -          ($63,440)
                                                 -------           -------
   Net cash used by financing
      activities                                 $     -          ($63,440)
                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $73,833          ($ 3,286)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             8,884            54,891
                                                 -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $82,717           $51,605
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2000            1999
                                                ---------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 88,817         $ 97,905
   Accrued oil and gas sales                       84,551           58,563
                                                 --------         --------
      Total current assets                       $173,368         $156,468

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           201,175          209,357

DEFERRED CHARGE                                    63,096           63,096
                                                 --------         --------
                                                 $437,639         $428,921
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,229         $  4,845
   Gas imbalance payable                           64,289           64,289
                                                 --------         --------
      Total current liabilities                  $ 68,518         $ 69,134

ACCRUED LIABILITY                                $ 26,154         $ 26,154

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,430         $  3,337
   Limited Partners, issued and
      outstanding, 2,860 Units                    339,537          330,296
                                                 --------         --------
      Total Partners' capital                    $342,967         $333,633
                                                 --------         --------
                                                 $437,639         $428,921
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                           $123,230            $78,142
   Interest                                       1,369              1,211
                                               --------            -------
                                               $124,599            $79,353

COSTS AND EXPENSES:
   Oil and gas production                      $ 21,042            $15,999
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  2,408              5,972
   General and administrative
      (Note 2)                                   13,204              8,391
                                               --------            -------
                                               $ 36,654            $30,362
                                               --------            -------

NET INCOME                                     $ 87,945            $48,991
                                               ========            =======
GENERAL PARTNER (1%) - net income              $    879            $   490
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $ 87,066            $48,501
                                               ========            =======
NET INCOME PER UNIT                            $  30.44            $ 16.96
                                               ========            =======
UNITS OUTSTANDING                                 2,889              2,889
                                               ========            =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $216,983          $136,026
   Interest                                        2,895             2,256
                                                --------          --------
                                                $219,878          $138,282

COSTS AND EXPENSES:
   Oil and gas production                       $ 38,951          $ 34,840
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,182            14,223
   General and administrative
      (Note 2)                                    33,406            20,455
                                                --------          --------
                                                $ 80,539          $ 69,518
                                                --------          --------

NET INCOME                                      $139,339          $ 68,764
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,393          $    688
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $137,946          $ 68,076
                                                ========          ========
NET INCOME PER UNIT                             $  48.23          $  23.80
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                ---------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $139,339          $68,764
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 8,182           14,223
      Increase in accrued oil and
        gas sales                              (  25,988)        (  2,921)
      Decrease in accounts payable             (     616)        (    712)
      Decrease in payable to General
        Partner                                        -         ( 11,439)
      Decrease in accrued liability                    -         (  4,514)
                                                --------          -------
   Net cash provided by operating
      activities                                $120,917          $63,401
                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -         ($   422)
                                                --------          -------
   Net cash used by investing
      activities                                $      -         ($   422)
                                                --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($130,005)        ($57,780)
                                                --------          -------
   Net cash used by financing
      activities                               ($130,005)        ($57,780)
                                                --------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  9,088)         $ 5,199

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            97,905           80,537
                                                --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 88,817          $85,736
                                                ========          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the 1979-1 Program incurred such expenses totaling $15,584 and $11,746, respectively, of which $14,490 and $11,130, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1979-1 Program incurred such expenses totaling $38,197 and $27,896, respectively, of which $28,980 and $22,260, respectively, were paid each period to Dyco and its affiliates. During the three months ended June 30, 2000 and 1999 the 1979-2 Program incurred such expenses totaling $13,204 and $8,391, respectively, of which $12,144 and $7,803, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1979-2 Program incurred such expenses totaling $33,406 and $20,455, respectively, of which $24,288 and $15,606, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1979-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                   2000               1999
                                                  -------            -------
      Oil and gas sales                           $94,131            $67,654
      Oil and gas production expenses             $14,399            $14,730
      Barrels produced                                 62                 94
      Mcf produced                                 29,765             38,351
      Average price/Bbl                           $ 26.94            $ 14.26
      Average price/Mcf                           $  3.11            $  1.73

      As shown in the table above, total oil and gas sales increased $26,477 (39.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $41,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $15,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 32 barrels and 8,586 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $26.94 per barrel and $3.11 per Mcf, respectively, for the three months ended June 30, 2000 from $14.26 per barrel and $1.73 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $331 (2.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.3% for the three months ended June 30, 2000 from 21.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,039 (58.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.6% for the three months ended June 30, 2000 from 5.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,838 (32.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1979-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the three months ended June 30, 2000 from 17.4% for the three months ended June 30, 1999.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                              Six Months Ended June 30,
                                              -------------------------
                                                   2000               1999
                                                 --------           --------
      Oil and gas sales                          $156,390           $113,505
      Oil and gas production expenses            $ 23,457           $ 25,057
      Barrels produced                                 97                150
      Mcf produced                                 56,413             67,879
      Average price/Bbl                          $  26.92           $  13.71
      Average price/Mcf                          $   2.73           $   1.64

      As shown in the table above, total oil and gas sales increased $42,885 (37.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $61,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 53 barrels and 11,466 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $26.92 per barrel and $2.73 per Mcf, respectively, for the six months ended June 30, 2000 from $13.71 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,600 (6.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the six months ended June 30, 2000 from 22.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,307 (42.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.9% for the six months ended June 30, 2000 from 6.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $10,301 (36.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1979-1 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the six months ended June 30, 2000 from 24.6% for the six months ended June 30, 1999.

      1979-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                   2000               1999
                                                 --------            -------
      Oil and gas sales                          $123,230            $78,142
      Oil and gas production expenses            $ 21,042            $15,999
      Barrels produced                                158                342
      Mcf produced                                 32,165             29,789
      Average price/Bbl                          $  27.82            $ 13.96
      Average price/Mcf                          $   3.69            $  2.46

      As shown in the table above, total oil and gas sales increased $45,088 (57.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $40,000 was related to an increase in the average price of gas sold and approximately $6,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 184 barrels while volumes of gas sold increased 2,376 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $27.82 per barrel and $3.69 per Mcf, respectively, for the three months ended June 30, 2000 from $13.96 per barrel and $2.46 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,043 (31.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) new compression expenses incurred on one well during the three months ended June 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended June 30, 2000 from 20.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,564 (59.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999 and
      (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 2.0% for the three months ended June 30, 2000 from 7.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,813 (57.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1979-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses remained constant at 10.7% for the three months ended June 30, 2000 and for the three months ended June 30, 1999.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                              Six Months Ended June 30,
                                              -------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $216,983        $136,026
      Oil and gas production expenses             $ 38,951        $ 34,840
      Barrels produced                                 402             615
      Mcf produced                                  65,422          61,599
      Average price/Bbl                           $  27.09        $  13.33
      Average price/Mcf                           $   3.15        $   2.08

      As shown in the table above, total oil and gas sales increased $80,957 (59.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $70,000 was related to an increase in the average price of gas sold and approximately $8,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 213 barrels while volumes of gas sold increased 3,823 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $27.09 per barrel and $3.15 per Mcf, respectively, for the six months ended June 30, 2000 from $13.33 per barrel and $2.08 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,111 (11.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.0% for the six months ended June 30, 2000 from 25.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,041 (42.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999 and
      (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 3.8% for the six months ended June 30, 2000 from 10.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $12,951 (63.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1979-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 15.4% for the six months ended June 30, 2000 from 15.0% for the six months ended June 30, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 1, 2000              By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 1, 2000              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.