Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2000-11-08
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                            Commission File Number
 September 30, 2000                               33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 50,731         $  8,884
   Accrued oil and gas sales                       71,383           43,829
                                                 --------         --------
      Total current assets                       $122,114         $ 52,713

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           101,759          107,520

DEFERRED CHARGE                                    49,064           49,064
                                                 --------         --------
                                                 $272,937         $209,297
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,565         $  8,231
   Gas imbalance payable                            3,254            3,254
                                                 --------         --------
      Total current liabilities                  $  5,819         $ 11,485

ACCRUED LIABILITY                                $ 43,514         $ 43,514

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  2,237         $  1,544
   Limited Partners, issued and
      outstanding, 3,140 Units                    221,367          152,754
                                                 --------         --------
      Total Partners' capital                    $223,604         $154,298
                                                 --------         --------
                                                 $272,937         $209,297
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                           $124,624            $91,612
   Interest                                       1,251                683
                                               --------            -------
                                               $125,875            $92,295

COSTS AND EXPENSES:
   Oil and gas production                      $ 16,874            $14,589
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,144              3,203
   General and administrative
      (Note 2)                                   16,615             12,101
                                               --------            -------
                                               $ 36,633            $29,893
                                               --------            -------

NET INCOME                                     $ 89,242            $62,402
                                               ========            =======
GENERAL PARTNER (1%) - net income              $    892            $   624
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $ 88,350            $61,778
                                               ========            =======
NET INCOME PER UNIT                            $  28.13            $ 19.68
                                               ========            =======
UNITS OUTSTANDING                                 3,172              3,172
                                               ========            =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           ---------

REVENUES:
   Oil and gas sales                           $281,014            $205,117
   Interest                                       2,073               1,597
                                               --------            --------
                                               $283,087            $206,714

COSTS AND EXPENSES:
   Oil and gas production                      $ 40,331            $ 39,646
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,618              10,984
   General and administrative
      (Note 2)                                   54,812              39,997
                                               --------            --------
                                               $102,761            $ 90,627
                                               --------            --------

NET INCOME                                     $180,326            $116,087
                                               ========            ========
GENERAL PARTNER (1%) - net income              $  1,803            $  1,161
                                               ========            ========
LIMITED PARTNERS (99%) - net income            $178,523            $114,926
                                               ========            ========
NET INCOME PER UNIT                            $  56.85            $  36.60
                                               ========            ========
UNITS OUTSTANDING                                 3,172               3,172
                                               ========            ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $180,326          $116,087
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 7,618            10,984
      Increase in accrued oil and gas
        sales                                  (  27,554)        (  18,280)
      Decrease in accounts payable             (   5,666)        (     263)
                                                --------          ---------
   Net cash provided by operating
      activities                                $154,724          $108,528
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($  2,021)         $      -
   Proceeds from the sale of oil and
      gas properties                                 164                 -
                                                --------          --------
   Net cash used by investing
      activities                               ($  1,857)         $      -
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($111,020)        ($126,880)
                                                --------          --------
   Net cash used by financing
      activities                               ($111,020)        ($126,880)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 41,847         ($ 18,352)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             8,884            54,891
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 50,731          $ 36,539
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000            1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $102,027         $ 97,905
   Accrued oil and gas sales                       86,960           58,563
                                                 --------         --------
      Total current assets                       $188,987         $156,468

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           197,126          209,357

DEFERRED CHARGE                                    63,096           63,096
                                                 --------         --------
                                                 $449,209         $428,921
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,409         $  4,845
   Gas imbalance payable                           64,289           64,289
                                                 --------         --------
      Total current liabilities                  $ 68,698         $ 69,134

ACCRUED LIABILITY                                $ 26,154         $ 26,154

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,545         $  3,337
   Limited Partners, issued and
      outstanding, 2,860 Units                    350,812          330,296
                                                 --------         --------
      Total Partners' capital                    $354,357         $333,633
                                                 --------         --------
                                                 $449,209         $428,921
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000               1999
                                               --------           --------

REVENUES:
   Oil and gas sales                           $125,321           $100,978
   Interest                                       1,540              1,153
                                               --------           --------
                                               $126,861           $102,131

COSTS AND EXPENSES:
   Oil and gas production                      $ 24,904           $ 16,419
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,049              4,961
   General and administrative
      (Note 2)                                   14,293              8,687
                                               --------           --------
                                               $ 43,246           $ 30,067
                                               --------           --------

NET INCOME                                     $ 83,615           $ 72,064
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    837           $    720
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 82,778           $ 71,344
                                               ========           ========
NET INCOME PER UNIT                            $  28.94           $  24.95
                                               ========           ========
UNITS OUTSTANDING                                 2,889              2,889
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $342,304          $237,004
   Interest                                        4,435             3,409
                                                --------          --------
                                                $346,739          $240,413

COSTS AND EXPENSES:
   Oil and gas production                       $ 63,855          $ 51,259
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,231            19,184
   General and administrative
      (Note 2)                                    47,699            29,142
                                                --------          --------
                                                $123,785          $ 99,585
                                                --------          --------

NET INCOME                                      $222,954          $140,828
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,230          $  1,408
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $220,724          $139,420
                                                ========          ========
NET INCOME PER UNIT                             $  77.17          $  48.75
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                ---------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $222,954         $140,828
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,231           19,184
      Increase in accrued oil and
        gas sales                              (  28,397)       (  15,822)
      Decrease in accounts payable             (     436)       (   1,518)
      Decrease in payable to General
        Partner                                        -        (  11,439)
      Decrease in accrued liability                    -        (   6,828)
                                                --------         --------
   Net cash provided by operating
      activities                                $206,352         $124,405
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -        ($    422)
                                                --------         --------
   Net cash used by investing
      activities                                $      -        ($    422)
                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($202,230)       ($115,560)
                                                --------         --------
   Net cash used by financing
      activities                               ($202,230)       ($115,560)
                                                --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  4,122         $  8,423

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            97,905           80,537
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $102,027         $ 88,960
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the 1979-1 Program incurred such expenses totaling $16,615 and $12,101, respectively, of which $14,490 and $11,130, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1979-1 Program incurred such expenses totaling $54,812 and $39,997, respectively, of which $43,470 and $33,390, respectively, were paid each period to Dyco and its affiliates. During the three months ended September 30, 2000 and 1999 the 1979-2 Program incurred such expenses totaling $14,293 and $8,687, respectively, of which $12,144 and $7,803, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the 1979-2 Program incurred such expenses totaling $47,699 and $29,142, respectively, of which $36,432 and $23,409, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1979-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                       Three Months Ended September 30,
                                       --------------------------------
                                                   2000               1999
                                                 --------            -------
      Oil and gas sales                          $124,624            $91,612
      Oil and gas production expenses            $ 16,874            $14,589
      Barrels produced                                 90                 33
      Mcf produced                                 32,695             38,631
      Average price/Bbl                          $  25.20            $ 22.58
      Average price/Mcf                          $   3.74            $  2.35

      As shown in the table above, total oil and gas sales increased $33,012 (36.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $45,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $14,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 57 barrels, while volumes of gas sold decreased 5,936 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 2000 and
      (ii) normal declines in production. Average oil and gas prices increased to $25.20 per barrel and $3.74 per Mcf, respectively, for the three months ended September 30, 2000 from $22.58 per barrel and $2.35 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,285 (15.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the three months ended September 30, 2000 from 15.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59 (1.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.5% for the three months ended

      September 30, 2000 from 3.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,514 (37.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1979-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 13.3% for the three months ended September 30, 2000 from 13.2% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2000               1999
                                                 --------           --------
      Oil and gas sales                          $281,014           $205,117
      Oil and gas production expenses            $ 40,331           $ 39,646
      Barrels produced                                187                183
      Mcf produced                                 89,108            106,510
      Average price/Bbl                          $  26.09           $  15.31
      Average price/Mcf                          $   3.10           $   1.90

      As shown in the table above, total oil and gas sales increased $75,897 (37.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $107,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $33,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 4 barrels, while volumes of gas sold decreased 17,402 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1999 and
      (ii) normal declines in production. Average oil and gas prices increased to $26.09 per barrel and $3.10 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.31 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $685 (1.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 14.4% for the nine months ended September 30, 2000 from 19.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,366 (30.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.7% for the nine months ended September 30, 2000 from 5.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $14,815 (37.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1979-1 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses remained constant at 19.5% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999.

      1979-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000               1999
                                                 --------           --------
      Oil and gas sales                          $125,321           $100,978
      Oil and gas production expenses            $ 24,904           $ 16,419
      Barrels produced                                 23                318
      Mcf produced                                 29,953             33,331
      Average price/Bbl                          $  21.78           $  20.53
      Average price/Mcf                          $   4.17           $   2.83

      As shown in the table above, total oil and gas sales increased $24,343 (24.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $40,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $6,000 and $10,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 295 barrels and 3,378 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $21.78 per barrel and $4.17 per Mcf, respectively, for the three months ended September 30, 2000 from $20.53 per barrel and $2.83 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,485 (51.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) new compression expenses incurred on one well during the three months ended September 30, 2000, and (iii) an increase in repair and maintenance expenses on three wells during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses increased to 19.9% for the three months ended September 30, 2000 from 16.3% for the three months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $912 (18.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended September 30, 2000 from 4.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,606 (64.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1979-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 11.4% for the three months ended September 30, 2000 from 8.6% for the three months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $342,304        $237,004
      Oil and gas production expenses             $ 63,855        $ 51,259
      Barrels produced                                 425             933
      Mcf produced                                  95,375          94,930
      Average price/Bbl                           $  26.80        $  15.78
      Average price/Mcf                           $   3.47        $   2.34

      As shown in the table above, total oil and gas sales increased $105,300 (44.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $108,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 508 barrels, while volumes of gas sold increased 445 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $26.80 per barrel and $3.47 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.78 per barrel and $2.34 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,596 (24.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) new compression expenses incurred on two wells during the nine months ended September 30, 2000, and (iii) an increase in repair and maintenance expenses on two wells during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the nine months ended September 30, 2000 from 21.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,953 (36.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 3.6% for the nine months ended September 30, 2000 from 8.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $18,557 (63.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1979-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 13.9% for the nine months ended September 30, 2000 from 12.3% for the nine months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-1 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

      27.2              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1979-2 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1979-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.