Form 10KT405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2001-03-28
CIK 806573, 806574

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................12
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................13
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................13
      ITEM 6.     SELECTED FINANCIAL DATA...................................15
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................18
      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................25
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................55
PART III....................................................................55
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........55
      ITEM 11.    EXECUTIVE COMPENSATION....................................56
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................60
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............60
PART IV.....................................................................62
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................62
      SIGNATURES............................................................64

                                    PART I.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2001 Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 97.4% of the 1979-1 Program's oil and gas sales during the year ended December 31, 2000. With respect to the 1979-2 Program, purchases of gas by El Paso accounted for approximately 76.5% of its oil and gas sales during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2000.

                              Well Statistics(1)
                            As of December 31, 2000

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

      Drilling Activities

      The Programs did not participate in any drilling activities during the year ended December 31, 2000.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                             Year Ended December 31,
                                     -------------------------------------
                                       2000           1999          1998
                                     --------       --------      --------
1979-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                       241            209           291
      Gas (Mcf)(2)                    117,685        136,760       185,215

   Oil and gas sales:
      Oil                            $  6,524       $  3,440      $  4,242
      Gas                             422,186        268,718       337,457
                                      -------        -------       -------
         Total                       $428,710       $272,158      $341,699
                                      =======        =======       =======
   Total direct operating
      expenses (3)                   $ 61,001       $ 72,863      $ 72,099
                                      =======        =======       =======
   Direct operating expenses
      as a percentage of oil
      and gas sales                     14.2%          26.8%         21.1%

   Average sales price:
      Per barrel of oil                $27.07         $16.46        $14.58
      Per Mcf of gas                     3.59           1.96          1.82

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                           $  .51         $  .53        $  .39

                                              Year Ended December 31,
                                     --------------------------------------
                                       2000           1999           1998
                                     --------       --------       --------
1979-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                       555          1,161         1,067
      Gas (Mcf)(2)                    122,240        127,056       191,087

   Oil and gas sales:
      Oil                            $ 16,055       $ 20,297      $ 14,380
      Gas                             468,420        305,550       422,747
                                      -------        -------       -------
         Total                       $484,475       $325,847      $437,127
                                      =======        =======       =======
   Total direct operating
      expenses(3)                    $ 85,369       $ 70,598      $113,900
                                      =======        =======       =======
   Direct operating expenses
      as a percentage of oil
      and gas sales                     17.6%          21.7%         26.1%

   Average sales price:
      Per barrel of oil                $28.93         $17.48        $13.48
      Per Mcf of gas                     3.83           2.40          2.21

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                           $  .68         $  .53        $  .58

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


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of

December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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

                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                          As of December 31, 2000(1)

1979-1 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                          968,113
         Oil and liquids (Bbls)                               1,727

      Net present value (discounted at 10%
         per annum)                                      $3,730,179

1979-2 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                          997,782
         Oil and liquids (Bbls)                               3,409

      Net present value (discounted at 10%
         per annum)                                      $4,431,738

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


                            Significant Properties

                                1979-1 Program
                                --------------

      As of December 31, 2000, the 1979-1 Program's properties consist of 27 gross (1.21 net) productive wells. The 1979-1 Program also owns a non-working interest in an additional 11 wells. Affiliates of the 1979-1 Program operate 11 (29%) of its total wells. All of the 1979-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                1979-2 Program
                                --------------

      As of December 31, 2000, the 1979-2 Program's properties consist of 18 gross (1.50 net) productive wells. The 1979-2 Program also owns a non-working interest in an additional 2 wells. Affiliates of the 1979-2 Program operate 5 (25%) of its wells. All of the 1979-2 Program's properties are located onshore in the continental United States. Substantially all of the 1979-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 2000, the 1979-2 Program's properties in the Anadarko Basin consist of 13 gross (1.20 net) productive wells. The 1979-2 Program also owns a non-working interest in an additional 2 wells in the Anadarko Basin. Affiliates of the 1979-2 Program operate 4 (27%) of its Anadarko Basin wells. As of December 31, 2000, the 1979-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 1,020,421 Mcf of gas and approximately 3,409 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $4,343,103.


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


ITEM 3.     LEGAL PROCEEDINGS

     On October 24, 1996, certain royalty owners filed a class action lawsuit against Dyco and certain other parties in which they alleged entitlement to a share of the proceeds from a gas contract involving one of the 1979-2 Program's wells, the Maxwell No. 1-23. (Thurman Horn, et al., v. Dyco, et al., Case No. 10,324, District Court of Wheeler County, Texas). The 1979-2 Program has a 22.5% working interest in the Maxwell No. 1-23. The plaintiffs are alleging causes of action based on breach of duty to market, breach of duty to pay royalties, and breach of duty of good faith and fair dealing and are seeking restitution and an accounting. During the fourth quarter of 2000 the parties reached a settlement of the matter, resulting in no liability to the 1979-2 Program.

      To the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2000.


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

                                1979-1 Program
                                --------------

                                          Repurchase           Cash
                                            Price          Distributions
                                          ----------       -------------

      1999:
         First Quarter                       $163                $20
         Second Quarter                       143                  -
         Third Quarter                        260                 20
         Fourth Quarter                       240                 20

      2000:
         First Quarter                       $220                $ -
         Second Quarter                       220                  -
         Third Quarter                        311                 35
         Fourth Quarter                       276                 30

      2001:
         First Quarter                       $246                $40



                                1979-2 Program
                                --------------

                                          Repurchase           Cash
                                            Price          Distributions
                                          ----------       -------------

      1999:
         First Quarter                       $278               $ -
         Second Quarter                       278                20
         Third Quarter                        333                20
         Fourth Quarter                       313                20

      2000:
         First Quarter                       $293               $25
         Second Quarter                       268                20
         Third Quarter                        378                25
         Fourth Quarter                       353                30

      2001:
         First Quarter                       $323               $35



      As of March 1, 2001, the 1979-1 Program has 3,140 Units outstanding and approximately 940 Limited Partners of record. The 1979-2 Program has 2,860 Units outstanding and approximately 720 Limited Partners of record.

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                         1979-1 Program
                                         --------------
                                                             December 31,
                                    --------------------------------------------------------------
                                      2000          1999         1998          1997         1996
                                    --------      --------     --------      --------     --------
Summary of Operations:
   Oil and gas sales                $428,710      $272,158     $341,699      $468,867     $500,208
   Total revenues                    431,877       274,337      491,495       471,940      502,561

   Lease operating expenses           31,526        53,513       47,169        55,138       67,719
   Production taxes                   29,475        19,350       24,930        32,733       35,474
   General and administrative
      expenses                        70,416        51,794       52,637        55,701       54,220
   Depreciation, depletion, and
      amortization of oil and gas
      properties                       5,659        15,772       24,232        39,290       33,690

   Net income                        294,801       133,908      342,527       289,078      311,458
      per Unit                         92.94         42.22       107.98         91.13        98.19
   Cash distributions                206,180       190,320      459,940       364,780      317,200
      per Unit                            65            60          145           115          100

Summary Balance Sheet Data:
   Total assets                      279,270       209,297      247,907       368,032      453,642
   Partners' capital                 242,919       154,298      210,710       328,123      403,825






                                               1979-2 Program
                                               --------------

                                                                   December 31,
                                          --------------------------------------------------------------
                                            2000          1999         1998          1997         1996
                                          --------      --------     --------      --------     --------
Summary of Operations:
   Oil and gas sales                      $484,475      $325,847     $437,127      $695,928     $729,046
   Total revenues                          490,837       330,581      445,030       705,215      735,326

   Lease operating expenses                 52,506        46,662       83,351        75,640       94,195
   Production taxes                         32,863        23,936       30,549        51,876       53,147
   General and administrative
      expenses                              60,937        37,696       38,742        41,613       40,363
   Depreciation, depletion,
      and amortization of oil
      and gas properties                    11,348        24,446       49,082        77,495       71,807

   Net income                              333,183       197,841      243,306       458,591      475,814
      per Unit                              115.33         68.48        84.22        158.74       164.70
   Cash distributions                      288,900       173,340      433,350       606,690      491,130
      per Unit                                 100            60          150           210          170

Summary Balance Sheet Data:
   Total assets                            464,868       428,921      414,072       559,776      709,662
   Partners' capital                       377,916       333,633      309,132       499,176      647,275


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations


                                1979-1 Program
                                --------------

                   Year Ended December 31, 2000 Compared to
                         Year Ended December 31, 1999
                   ----------------------------------------

      Total oil and gas sales increased $156,552 (57.5%) in 2000 as compared to 1999. Of this increase, approximately $191,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $37,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 32 barrels, while volumes of gas sold decreased 19,075 Mcf in 2000 as compared to 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $27.07 per barrel and $3.59 per Mcf, respectively, in 2000 from $16.46 per barrel and $1.96 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,862 (16.3%) in 2000 as compared to 1999. This decrease was primarily due to workover expenses incurred on one well during 1999 in order to improve the recovery of reserves, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.2% in 2000 from 26.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,113 (64.1%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 1.3% in 2000 from 5.8% in 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $18,622 (36.0%) in 2000 as compared to 1999. This increase was primarily due to a change in allocation among the 1979-1 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 16.4% in 2000 from 19.0% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

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

                                1979-2 Program
                                --------------

                   Year Ended December 31, 2000 Compared to
                         Year Ended December 31, 1999
                   ----------------------------------------

      Total oil and gas sales increased $158,628 (48.7%) in 2000 as compared to 1999. Of this increase, approximately $174,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 606 barrels and 4,816 Mcf, respectively, in 2000 as compared to 1999. Average oil and gas prices increased to $28.93 per barrel and $3.83 per Mcf, respectively, in 2000 from $17.48 per barrel and $2.40 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,771 (20.9%) in 2000 as compared to 1999. This increase was primarily due to an increase in (i) production taxes associated with the increase in oil and gas sales and (ii) an increase in repair and maintenance expenses incurred on two wells in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 17.6% in 2000 from 21.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,098 (53.6%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.3% in 2000 from 7.5% in 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $23,241 (61.7%) in 2000 as compared to 1999. This increase was primarily due to a change in allocation among the 1979-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 12.6% in 2000 from 11.6% in 1999.

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

Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the 1979-1 Program's proved reserve quantities at December 31, 2000 would have remaining lives of approximately 8.2 years for gas reserves and 7.2 years for oil reserves and the 1979-2 Program's proved oil and gas reserve quantities at December 31, 2000 would have remaining lives of approximately 8.2 years for gas reserves and 6.1 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 21, 2001

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                  2000              1999
                                                --------          --------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 50,340          $  8,884
   Accrued oil and gas sales                      88,493            43,829
   Accounts receivable - related
     party (Note 2)                               13,487              -
                                                 -------           -------
      Total current assets                      $152,320          $ 52,713

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           90,294           107,520

DEFERRED CHARGE                                   36,656            49,064
                                                 -------           -------
                                                $279,270          $209,297
                                                 =======           =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  2,474          $  8,231
   Gas imbalance payable                            -                3,254
                                                 -------           -------
      Total current liabilities                 $  2,474          $ 11,485

ACCRUED LIABILITY                               $ 33,877          $ 43,514

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                             $  2,430          $  1,544
   Limited Partners, issued and
      outstanding, 3,140 Units                   240,489           152,754
                                                 -------           -------
     Total Partners' Capital                    $242,919          $154,298
                                                 -------           -------
                                                $279,270          $209,297
                                                 =======           =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                            2000        1999        1998
                                          --------    --------    --------

REVENUES:
   Oil and gas sales                      $428,710    $272,158    $341,699
   Interest, including $63 from
      a related party in 2000
      (Note 2)                               3,167       2,179       4,420
   Gain on sale of oil
      and gas properties                      -            -       145,376
                                           -------     -------     -------

                                          $431,877    $274,337    $491,495

COSTS AND EXPENSES:
   Lease operating                        $ 31,526    $ 53,513    $ 47,169
   Production taxes                         29,475      19,350      24,930
   Depreciation, depletion, and
      amortization of oil and
      gas properties                         5,659      15,772      24,232
   General and administrative               70,416      51,794      52,637
                                           -------     -------     -------
                                          $137,076    $140,429    $148,968
                                           -------     -------     -------
NET INCOME                                $294,801    $133,908    $342,527
                                           =======     =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                             $  2,948    $  1,339    $  3,425
                                           =======     =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                             $291,853    $132,569    $339,102
                                           =======     =======     =======
NET INCOME per Unit                       $  92.94    $  42.22    $ 107.98
                                           =======     =======     =======
UNITS OUTSTANDING                            3,172       3,172       3,172
                                           =======     =======     =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                      General       Limited
                                      Partner       Partners        Total
                                      --------     ----------     ----------

Balances at Dec. 31, 1997              $3,282       $324,841       $328,123
   Cash distributions                 ( 4,599)     ( 455,341)     ( 459,940)
   Net income                           3,425        339,102        342,527
                                        -----        -------        -------

Balances at Dec. 31, 1998              $2,108       $208,602       $210,710
   Cash distributions                 ( 1,903)     ( 188,417)     ( 190,320)
   Net income                           1,339        132,569        133,908
                                        -----        -------        -------

Balances at Dec. 31, 1999              $1,544       $152,754       $154,298
   Cash distributions                 ( 2,062)     ( 204,118)     ( 206,180)
   Net income                           2,948        291,853        294,801
                                        -----        -------        -------

Balances at Dec. 31, 2000              $2,430       $240,489       $242,919
                                        =====        =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1979-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                            2000          1999         1998
                                         ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $294,801      $133,908     $342,527
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                          5,659        15,772       24,232
      Gain on sale of oil and
         gas properties                       -              -      ( 145,376)
      (Increase) decrease in accrued
         oil and gas sales               (  44,664)    (   5,681)      31,539
      Increase in accounts receivable-
         related party                   (  13,487)         -            -
      (Increase) decrease in
         deferred charge                    12,408     (  17,488)      16,930
      Increase (decrease) in
         accounts payable                (   5,757)        5,359           94
      Increase (decrease) in gas
         imbalance payable               (   3,254)    (   1,830)       4,979
      Increase (decrease) in accrued
         liability                       (   9,637)       14,273    (   7,785)
                                           -------       -------      -------
   Net cash provided by operating
      activities                          $236,069      $144,313     $267,140
                                           -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                      $ 13,588      $    -       $177,387
   Additions to oil and gas properties   (   2,021)          -      (     194)
                                           -------       -------      -------
   Net cash provided by investing
      activities                          $ 11,567      $    -       $177,193
                                           -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($206,180)    ($190,320)   ($459,940)
                                           -------       -------      -------
   Net cash used by financing activities ($206,180)    ($190,320)   ($459,940)
                                           -------       -------      -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $ 41,456     ($ 46,007)   ($ 15,607)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       8,884        54,891       70,498
                                           -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 50,340      $  8,884     $ 54,891
                                           =======       =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1979-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,469 (46.8%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.05, $0.11, and
      $0.13, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 145,864 Mcf, resulting in prepaid lease operating expenses of $36,656. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 156,455 Mcf, resulting in prepaid lease operating expenses of $49,064.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 134,808 Mcf, resulting in accrued lease operating expenses of $33,877. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 138,757 Mcf, resulting in accrued lease operating expenses of $43,514.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Program is currently settling this liability. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $3,254 (2,169 Mcf). At December 31, 2000, no such liability was recorded.


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

2.    TRANSACTIONS WITH RELATED PARTIES

            The related party receivable at December 31, 2000 represents $13,424 for well sale proceeds and $63 in related interest (at prime plus 1%) due from an affiliate of the Program related to the sale of three wells in late 2000. Such receivable was collected in the first quarter of 2001.

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $70,416, $51,794, and $52,637, respectively, of which $57,960, $44,520, and $44,520, respectively, were paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:

            Purchaser                     2000        1999        1998
            ---------                     -----       -----       -----

            El Paso Energy
               Marketing Company          97.4%       95.3%       79.1%
            Enron Oil & Gas
               Company                      - %         - %       18.6%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                     December 31,
                                             ------------------------------
                                                  2000             1999
                                             -------------    -------------

      Proved properties                       $20,369,504      $20,381,071

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                 ( 20,279,210)    ( 20,273,551)
                                               ----------       ----------
      Net oil and gas properties              $    90,294      $   107,520
                                               ==========       ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998, were as follows:

                                                       December 31,
                                                ------------------------
                                                 2000      1999     1998
                                                ------     ----     ----

           Development costs                    $2,021     $ -      $194



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                           2000                         1999                         1998
                                   -----------------------     -----------------------       -----------------------
                                     Oil           Gas           Oil           Gas             Oil           Gas
                                   (Bbls)         (Mcf)        (Bbls)         (Mcf)          (Bbls)         (Mcf)
                                   -------     -----------     -------     -----------       -------     -----------
Proved reserves,
  beginning of year                 2,487       1,037,725       1,697       1,045,294         2,033      1,098,038

Revisions of previous
  estimates                           479          58,565         999         129,191           121        250,083

Sales of reserves                  (  998)     (   10,492)        -              -           (  166)      (117,612)

Production                         (  241)     (  117,685)     (  209)     (  136,760)       (  291)      (185,215)
                                    -----       ---------       -----       ---------         -----      ---------

Proved reserves,
  end of year                       1,727         968,113       2,487       1,037,725         1,697      1,045,294
                                    =====       =========       =====       =========         =====      =========

Proved developed reserves:
  Beginning of year                 2,487       1,037,725       1,697       1,045,294         2,033      1,098,038
                                    -----       ---------       -----       ---------         -----      ---------
  End of year                       1,727         968,113       2,487       1,037,725         1,697      1,045,294
                                    =====       =========       =====       =========         =====      =========

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.25 per barrel and $8.83 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)


      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                                      Dyco 1979-1 Program
                                      -------------------

                                             2000
                     ---------------------------------------------------
                       First        Second         Third        Fourth
                      Quarter       Quarter       Quarter       Quarter
                     ---------     ---------     ---------     ---------

Total Revenues        $62,449       $94,763      $125,875      $148,790
Gross Profit (1)       53,391        80,364       109,001       128,120
Net Income             27,770        63,314        89,242       114,475
Limited Partners'
   Net Income
   Per Unit              8.75         19.97         28.13         36.09




                                             1999
                     ---------------------------------------------------
                       First        Second         Third        Fourth
                      Quarter       Quarter       Quarter       Quarter
                     ---------     ---------     ---------     ---------

Total Revenues        $46,471       $67,948      $ 92,295      $ 67,623
Gross Profit (1)       36,144        53,218        77,706        34,406
Net Income             15,718        37,967        62,402        17,821
Limited Partners'
   Net Income
   Per Unit              4.96         11.96         19.68          5.62

------------------
(1) Total revenues less oil and gas production expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 21, 2001

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                  2000              1999
                                                --------          --------

CURRENT ASSETS:
   Cash and cash equivalents                    $103,150          $ 97,905
   Accrued oil and gas sales                      79,812            58,563
                                                 -------           -------
      Total current assets                      $182,962          $156,468

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          216,386           209,357

DEFERRED CHARGE                                   65,520            63,096
                                                 -------           -------
                                                $464,868          $428,921
                                                 =======           =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  7,027          $  4,845
   Gas imbalance payable                          60,849            64,289
                                                 -------           -------
      Total current liabilities                 $ 67,876          $ 69,134

ACCRUED LIABILITY                               $ 19,076          $ 26,154

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                             $  3,780          $  3,337
   Limited Partners, issued and
      outstanding, 2,860 Units                   374,136           330,296
                                                 -------           -------
     Total Partners' Capital                    $377,916          $333,633
                                                 -------           -------
                                                $464,868          $428,921
                                                 =======           =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                           2000         1999        1998
                                         --------     --------    --------

REVENUES:
   Oil and gas sales                     $484,475     $325,847    $437,127
   Interest                                 6,362        4,734       7,903
                                          -------      -------     -------

                                         $490,837     $330,581    $445,030

COSTS AND EXPENSES:
   Lease operating                       $ 52,506     $ 46,662    $ 83,351
   Production tax                          32,863       23,936      30,549
   Depreciation, depletion, and
      amortization of oil and
      gas properties                       11,348       24,446      49,082
   General and administrative              60,937       37,696      38,742
                                          -------      -------     -------
                                         $157,654     $132,740    $201,724
                                          -------      -------     -------
NET INCOME                               $333,183     $197,841    $243,306
                                          =======      =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                            $  3,332     $  1,978    $  2,433
                                          =======      =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                            $329,851     $195,863    $240,873
                                          =======      =======     =======
NET INCOME per Unit                      $ 115.33     $  68.48    $  84.22
                                          =======      =======     =======
UNITS OUTSTANDING                           2,889        2,889       2,889
                                          =======      =======     =======




                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                        General      Limited
                                        Partner      Partners       Total
                                       ---------    ----------    ----------

Balances at Dec. 31, 1997               $4,992       $494,184      $499,176
   Cash distributions                  ( 4,333)     ( 429,017)    ( 433,350)
   Net income                            2,433        240,873       243,306
                                         -----        -------       -------

Balances at Dec. 31, 1998               $3,092       $306,040      $309,132
   Cash distributions                  ( 1,733)     ( 171,607)    ( 173,340)
   Net income                            1,978        195,863       197,841
                                         -----        -------       -------

Balances at Dec. 31, 1999               $3,337       $330,296      $333,633
   Cash distributions                  ( 2,889)     ( 286,011)    ( 288,900)
   Net income                            3,332        329,851       333,183
                                         -----        -------       -------

Balances at Dec. 31, 2000               $3,780       $374,136      $377,916
                                         =====        =======       =======



                    The  accompanying  notes  are  an  integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1979-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000          1999         1998
                                            --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $333,183      $197,841     $243,306
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           11,348        24,446       49,082
      (Increase) decrease in accrued
        oil and gas sales                  (  21,249)    (   9,615)      32,210
      Increase in deferred charge          (   2,424)    (  11,890)   (  13,134)
      Increase (decrease) in accounts
          payable                              2,182     (     972)   (     373)
      Increase (decrease) in payable
         to General Partner                     -        (  11,439)      11,439
      Increase (decrease) in gas
         imbalance payable                 (   3,440)        5,478        4,958
      Increase (decrease) in
         accrued liability                 (   7,078)    (   2,719)      28,316
                                             -------       -------      -------
   Net cash provided by operating
      activities                            $312,522      $191,130     $355,804
                                             -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                    $   -         $     -      $    544
   Additions to oil and gas properties     (  18,377)    (     422)        -
                                             -------       -------      -------
   Net cash provided (used) by
      investing activities                 ($ 18,377)    ($    422)    $    544
                                             -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                      ($288,900)    ($173,340)   ($433,350)
                                             -------       -------      -------
   Net cash used by financing
      activities                           ($288,900)    ($173,340)   ($433,350)
                                             -------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     $  5,245      $ 17,368    ($ 77,002)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        97,905        80,537      157,539
                                             -------       -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $103,150      $ 97,905     $ 80,537
                                             =======       =======      =======

                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1979-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,359 (47.5%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.09, $0.18, and
      $0.25, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 131,593 Mcf, resulting in prepaid lease operating expenses of $65,520. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 138,368 Mcf, resulting in prepaid lease operating expenses of $63,096.


      Payable to General Partner

            The payable to General Partner at December 31, 1998 represents an overpayment of gas sales in 1998. Such amount was repaid during 1999.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 38,313 Mcf, resulting in accrued lease operating expenses of

      $19,076. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 57,356 Mcf, resulting in accrued lease operating expenses of $26,154.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2000, total sales exceeded the Program's share of estimated total gas reserves on one well by $60,849 (40,566 Mcf). At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $64,289 (42,859 Mcf).


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $60,937, $37,696, and $38,742, respectively, of which $48,576, $31,212, and $31,212, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchasers individually accounted for 10% or more of the combined oil and gas sales for the years ended December 31, 2000, 1999, and 1998:

                  Purchaser                    2000      1999     1998
                  ---------                    -----     -----    -----

                  El Paso Energy
                     Marketing Company         76.5%     70.8%    74.6%
                  Warren Petroleum
                     Company                     - %     12.6%      - %

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                     December 31,
                                            -------------------------------
                                                2000              1999
                                            -------------     -------------

      Proved properties                      $18,572,747       $18,554,370

      Less accumulated depreciation,
         depletion, amortization, and
         valuation allowance                ( 18,356,361)     ( 18,345,013)
                                              ----------        ----------

      Net oil and gas properties             $   216,386       $   209,357
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998, were as follows:

                                                   December 31,
                                             ---------------------------
                                               2000      1999      1998
                                             -------    ------    ------

           Development costs                 $18,377     $422      $ -


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                    2000                         1999                           1998
                            -----------------------     -----------------------       -----------------------
                              Oil           Gas           Oil           Gas             Oil           Gas
                            (Bbls)         (Mcf)        (Bbls)         (Mcf)          (Bbls)         (Mcf)
                            --------    -----------     -------     -----------       -------     -----------
Proved reserves,
   beginning of year         12,671      1,051,164       11,871      1,023,297         12,515      1,070,721

Revisions of previous
   estimates                ( 8,707)        68,858        1,961        154,923            423        143,663

Production                  (   555)    (  122,240)     ( 1,161)    (  127,056)       ( 1,067)      (191,087)
                             ------      ---------       ------      ---------         ------      ---------

Proved reserves,
   end of year                3,409        997,782       12,671      1,051,164         11,871      1,023,297
                             ======      =========       ======      =========         ======      =========

Proved developed reserves:
   Beginning of year         12,671      1,051,164       11,871      1,023,297         12,515      1,070,721
                             ------      ---------       ------      ---------         ------      ---------

   End of year                3,409        997,782       12,671      1,051,164         11,871      1,023,297
                             ======      =========       ======      =========         ======      =========


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $24.86 per barrel and $9.42 per Mcf, respectively.

5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows.

                                    Dyco 1979-2 Program
                                    -------------------

                                            2000
                      ---------------------------------------------------
                        First        Second         Third        Fourth
                       Quarter       Quarter       Quarter       Quarter
                      ---------     ---------     ---------     ---------

Total Revenues         $95,279      $124,599      $126,861      $144,098
Gross Profit (1)        77,370       103,557       101,957       122,584
Net Income              51,394        87,945        83,615       110,229
Limited Partners'
   Net Income
   Per Unit              17.79         30.44         28.94         38.16




                                            1999
                      ---------------------------------------------------
                        First        Second         Third        Fourth
                       Quarter       Quarter       Quarter       Quarter
                      ---------     ---------     ---------     ---------

Total Revenues         $58,929      $ 79,353      $102,131      $ 90,168
Gross Profit (1)        40,088        63,354        85,712        70,829
Net Income              19,773        48,991        72,064        57,013
Limited Partners'
   Net Income             6.84         16.96         24.95         19.73
   Per Unit

---------------------
(1) Total revenues less oil and gas production expenses.

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

            NAME              AGE      POSITION WITH GENERAL PARTNERS
      ----------------        ---     --------------------------------
      Dennis R. Neill          49     President and Director

      Patrick M. Hall          42     Chief Financial Officer

      Judy K. Fox              50     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000

Type of Compensation/Reimbursement(1)                   Expense
-------------------------------------          --------------------------
                                                2000       1999       1998
                                               -------    -------    -------

1979-1 Program
--------------

   Compensation:
     Operations                                    (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)           $57,960    $44,520    $44,520

1979-2 Program
--------------

   Compensation:
     Operations                                    (2)        (2)        (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)           $48,576    $31,212    $31,212

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:




                                                     1979-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------           -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1998       -           -           -           -              -           -           -
                        1999       -           -           -           -              -           -           -
                        2000       -           -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $26,347       -           -           -              -           -
                        1999     $27,193       -           -           -              -           -
                        2000     $34,399       -           -           -              -           -

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




                                                     1979-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                      Awards             Payouts
                                 -------------------------           -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1998       -           -           -           -              -           -           -
                        1999       -           -           -           -              -           -           -
                        2000       -           -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $18,471       -           -           -              -           -           -
                        1999     $19,064       -           -           -              -           -           -
                        2000     $28,830       -           -           -              -           -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                              Number of
                                                                Units
                                                             Beneficially
                                                           Owned (Percent
               Beneficial Owner                            of Outstanding)
----------------------------------------------             ---------------

1979-1 Program:
--------------

   Samson Resources Company                                1,471  (46.9%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              1,471  (46.9%)


1979-2 Program:
--------------

   Samson Resources Company                                1,370  (47.9%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              1,370  (47.9%)


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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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

                  ------------------
                  *  Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                    DYCO OIL AND GAS PROGRAM 1979-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 28, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and           March  28, 2001
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/ Patrick M. Hall        Chief Financial         March  28, 2001
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary               March  28, 2001
      -------------------
         Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1979-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 28, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and           March 28, 2001
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/ Patrick M. Hall        Chief Financial         March 28, 2001
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary               March 28, 2001
      -------------------
        Judy K. Fox

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



------------------
*  Filed herewith.