Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2001-05-07
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                           33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 77,585         $ 50,340
   Accrued oil and gas sales                       94,359           88,493
   Accounts receivable - related
      party (Note 2)                                    -           13,487
                                                 --------         --------
      Total current assets                       $171,944         $152,320

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            85,875           90,294

DEFERRED CHARGE                                    36,656           36,656
                                                 --------         --------
                                                 $294,475         $279,270
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,617         $  2,474
                                                 --------         --------
      Total current liabilities                  $  2,617         $  2,474

ACCRUED LIABILITY                                $ 33,877         $ 33,877

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  2,580         $  2,430
   Limited Partners, issued and
      outstanding, 3,140 Units                    255,401          240,489
                                                 --------         --------
      Total Partners' capital                    $257,981         $242,919
                                                 --------         --------
                                                 $294,475         $279,270
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $192,037            $62,259
   Interest                                       1,102                190
                                               --------            -------
                                               $193,139            $62,449

COSTS AND EXPENSES:
   Oil and gas production                      $ 23,007            $ 9,058
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,372              3,008
   General and administrative
      (Note 2)                                   23,818             22,613
                                               --------            -------
                                               $ 51,197            $34,679
                                               --------            -------

NET INCOME                                     $141,942            $27,770
                                               ========            =======
GENERAL PARTNER (1%) - net income              $  1,419            $   278
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $140,523            $27,492
                                               ========            =======
NET INCOME PER UNIT                            $  44.75            $  8.75
                                               ========            =======
UNITS OUTSTANDING                                 3,172              3,172
                                               ========            =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $141,942           $27,770
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,372             3,008
      (Increase) decrease in accrued oil
        and gas sales                          (   5,866)            2,283
      Decrease in accounts receivable -
        General Partner                           13,487                 -
      Increase (decrease) in accounts
        payable                                      143          (  5,680)
      Increase in payable to General
        Partner                                        -             2,000
                                                --------           -------
   Net cash provided by operating
      activities                                $154,078           $29,381
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -          ($ 2,022)
   Proceeds from the sale of oil and
      gas properties                                  47                 -
                                                --------           -------
   Net cash provided (used) by
      Investing activities                      $     47          ($ 2,022)
                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($126,880)          $     -
                                                --------           -------
   Net cash used by financing
      activities                               ($126,880)          $     -
                                                --------           -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 27,245           $27,359

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            50,340             8,884
                                                --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 77,585           $36,243
                                                ========           =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $118,293         $103,150
   Accrued oil and gas sales                       91,434           79,812
                                                 --------         --------
      Total current assets                       $209,727         $182,962

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           210,112          216,386

DEFERRED CHARGE                                    65,520           65,520
                                                 --------         --------
                                                 $485,359         $464,868
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,049         $  7,027
   Gas imbalance payable                           60,849           60,849
                                                 --------         --------
      Total current liabilities                  $ 64,898         $ 67,876

ACCRUED LIABILITY                                $ 19,076         $ 19,076

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  4,015         $  3,780
   Limited Partners, issued and
      outstanding, 2,860 Units                    397,370          374,136
                                                 --------         --------
      Total Partners' capital                    $401,385         $377,916
                                                 --------         --------
                                                 $485,359         $464,868
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $177,877            $93,753
   Interest                                       1,626              1,526
                                               --------            -------
                                               $179,503            $95,279

COSTS AND EXPENSES:
   Oil and gas production                      $ 26,342            $17,909
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,222              5,774
   General and administrative
      (Note 2)                                   21,355             20,202
                                               --------            -------
                                               $ 54,919            $43,885
                                               --------            -------

NET INCOME                                     $124,584            $51,394
                                               ========            =======
GENERAL PARTNER (1%) - net income              $  1,246            $   514
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $123,338            $50,880
                                               ========            =======
NET INCOME PER UNIT                            $  43.12            $ 17.79
                                               ========            =======
UNITS OUTSTANDING                                 2,889              2,889
                                               ========            =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                ---------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $124,584          $51,394
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 7,222            5,774
      Increase in accrued oil and
        gas sales                              (  11,622)        (  1,758)
      Decrease in accounts payable             (   2,978)        (    359)
      Decrease in payable to General
        Partner                                        -            2,000
                                                --------          -------
   Net cash provided by operating
      activities                                $117,206          $57,051
                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    948)         $     -
                                                --------          -------
   Net cash used by investing
      activities                               ($    948)         $     -
                                                --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($101,115)        ($72,225)
                                                --------          -------
   Net cash used by financing
      activities                               ($101,115)        ($72,225)
                                                --------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 15,143         ($15,174)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           103,150           97,905
                                                --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $118,293          $82,731
                                                ========          =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The 1979-1 Program's related party receivable at December 31, 2000 represents $13,424 for well sale proceeds and $63 in related interest (at prime plus 1%) due from an affiliate of the 1979-1 Program related to the sale of three wells in late 2000. Such receivable was collected in the first quarter of 2001.

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the 1979-1 Program incurred such expenses totaling $23,818 and $22,613, respectively, of which $14,490 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2001 and 2000, the 1979-2 Program incurred such expenses totaling $21,355 and $20,202, respectively, of which $12,144 was paid each period to Dyco and its affiliates.

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

      1979-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2001               2000
                                                 --------            -------
      Oil and gas sales                          $192,037            $62,259
      Oil and gas production expenses            $ 23,007            $ 9,058
      Barrels produced                                 20                 35
      Mcf produced                                 28,004             26,648
      Average price/Bbl                          $  28.90            $ 26.89
      Average price/Mcf                          $   6.84            $  2.30

      As shown in the table above, total oil and gas sales increased $129,778 (208.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $127,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 15 barrels, while volumes of gas sold increased 1,356 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Average oil and gas prices increased to $28.90 per barrel and $6.84 per Mcf, respectively, for the three months ended March 31, 2001 from $26.89 per barrel and $2.30 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,949 (154.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended March 31, 2001 from 14.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,364 (45.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended March 31, 2001 from 4.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,205 (5.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.4% for the three months ended March 31, 2001 from 36.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001              2000
                                                 --------           -------
      Oil and gas sales                          $177,877           $93,753
      Oil and gas production expenses            $ 26,342           $17,909
      Barrels produced                                101               244
      Mcf produced                                 25,885            33,257
      Average price/Bbl                          $  27.68           $ 26.61
      Average price/Mcf                          $   6.76           $  2.61

      As shown in the table above, total oil and gas sales increased $84,124 (89.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $107,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 143 barrels and 7,372 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the three months ended March 31, 2000 due to gas balancing and (ii) normal declines in production. Average oil and gas prices increased to $27.68 per barrel and $6.76 per Mcf, respectively, for the three months ended March 31, 2001 from $26.61 per barrel and $2.62 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,433 (47.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses decreased to 14.8% for the three months ended March 31, 2001 from 19.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,448 (25.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to (i) an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000 and
      (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended March 31, 2001 from 6.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,153 (5.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended March 31, 2001 from 21.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer