Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2001-08-08
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                            33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 53,555         $ 50,340
   Accrued oil and gas sales                       64,647           88,493
   Accounts receivable - related
      party (Note 2)                                    -           13,487
                                                 --------         --------
      Total current assets                       $118,202         $152,320

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            78,973           90,294

DEFERRED CHARGE                                    36,656           36,656
                                                 --------         --------
                                                 $233,831         $279,270
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,836         $  2,474
                                                 --------         --------
      Total current liabilities                  $  2,836         $  2,474

ACCRUED LIABILITY                                $ 33,877         $ 33,877

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  1,972         $  2,430
   Limited Partners, issued and
      outstanding, 3,140 Units                    195,146          240,489
                                                 --------         --------
      Total Partners' capital                    $197,118         $242,919
                                                 --------         --------
                                                 $233,831         $279,270
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $120,193            $94,131
   Interest                                       1,057                632
                                               --------            -------
                                               $121,250            $94,763

COSTS AND EXPENSES:
   Oil and gas production                      $ 16,855            $14,399
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,848              1,466
   General and administrative
      (Note 2)                                   15,670             15,584
                                               --------            -------
                                               $ 39,373            $31,449
                                               --------            -------

NET INCOME                                     $ 81,877            $63,314
                                               ========            =======
GENERAL PARTNER (1%) - net income              $    819            $   633
                                               ========            =======
LIMITED PARTNERS (99%) - net income            $ 81,058            $62,681
                                               ========            =======
NET INCOME PER UNIT                            $  25.81            $ 19.97
                                               ========            =======
UNITS OUTSTANDING                                 3,172              3,172
                                               ========            =======






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $312,230           $156,390
   Interest                                       2,159                822
                                               --------           --------
                                               $314,389           $157,212

COSTS AND EXPENSES:
   Oil and gas production                      $ 39,862           $ 23,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,220              4,474
   General and administrative
      (Note 2)                                   39,488             38,197
                                               --------           --------
                                               $ 90,570           $ 66,128
                                               --------           --------

NET INCOME                                     $223,819           $ 91,084
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  2,238           $    911
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $221,581           $ 90,173
                                               ========           ========
NET INCOME PER UNIT                            $  70.56           $  28.72
                                               ========           ========
UNITS OUTSTANDING                                 3,172              3,172
                                               ========           ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $223,819           $91,084
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,220             4,474
      (Increase) decrease in accrued
        oil and gas sales                         23,846          ( 17,029)
      Decrease in accounts receivable -
        General Partner                           13,487                 -
      Increase (decrease) in accounts
        payable                                      362          (  2,675)
                                                 -------           -------
   Net cash provided by operating
      activities                                $272,734           $75,854
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -          ($ 2,021)
   Proceeds from the sale of oil and
      gas properties                                 101                 -
                                                --------           -------
   Net cash provided (used) by
      investing activities                      $    101          ($ 2,021)
                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($269,620)          $     -
                                                --------           -------
   Net cash used by financing
      activities                               ($269,620)          $     -
                                                --------           -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  3,215           $73,833

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            50,340             8,884
                                                --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 53,555           $82,717
                                                ========           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $103,287         $103,150
   Accrued oil and gas sales                       65,340           79,812
                                                 --------         --------
      Total current assets                       $168,627         $182,962

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           198,968          216,386

DEFERRED CHARGE                                    65,520           65,520
                                                 --------         --------
                                                 $433,115         $464,868
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,242         $  7,027
   Gas imbalance payable                           60,849           60,849
                                                 --------         --------
      Total current liabilities                  $ 65,091         $ 67,876

ACCRUED LIABILITY                                $ 19,076         $ 19,076

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  3,490         $  3,780
   Limited Partners, issued and
      outstanding, 2,860 Units                    345,458          374,136
                                                 --------         --------
      Total Partners' capital                    $348,948         $377,916
                                                 --------         --------
                                                 $433,115         $464,868
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $108,222           $123,230
   Interest                                       1,506              1,369
                                               --------           --------
                                               $109,728           $124,599

COSTS AND EXPENSES:
   Oil and gas production                      $ 22,166           $ 21,042
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,144              2,408
   General and administrative
      (Note 2)                                   13,295             13,204
                                               --------           --------
                                               $ 46,605           $ 36,654
                                               --------           --------

NET INCOME                                     $ 63,123           $ 87,945
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    631           $    879
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 62,492           $ 87,066
                                               ========           ========
NET INCOME PER UNIT                            $  21.85           $  30.44
                                               ========           ========
UNITS OUTSTANDING                                 2,889              2,889
                                               ========           ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $286,099           $216,983
   Interest                                       3,132              2,895
                                               --------           --------
                                               $289,231           $219,878

COSTS AND EXPENSES:
   Oil and gas production                      $ 48,508           $ 38,951
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 18,366              8,182
   General and administrative
      (Note 2)                                   34,650             33,406
                                               --------           --------
                                               $101,524           $ 80,539
                                               --------           --------

NET INCOME                                     $187,707           $139,339
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  1,877           $  1,393
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $185,830           $137,946
                                               ========           ========
NET INCOME PER UNIT                            $  64.97           $  48.23
                                               ========           ========
UNITS OUTSTANDING                                 2,889              2,889
                                               ========           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $187,707         $139,339
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                18,366            8,182
      (Increase) decrease in accrued
        oil and gas sales                         14,472        (  25,988)
      Decrease in accounts payable             (   2,785)       (     616)
                                                --------         --------
   Net cash provided by operating
      activities                                $217,760         $120,917
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    948)        $      -
                                                --------         --------
   Net cash used by investing
      activities                               ($    948)        $      -
                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($216,675)       ($130,005)
                                                --------         --------
   Net cash used by financing
      activities                               ($216,675)       ($130,005)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $    137        ($  9,088)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           103,150           97,905
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $103,287         $ 88,817
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The 1979-1 Program's related party receivable at December 31, 2000 represents $13,424 for well sale proceeds and $63 in related interest (at prime plus 1%) due from an affiliate of the 1979-1 Program associated with the sale of three wells in late 2000. Such receivable was collected in the first quarter of 2001.

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the 1979-1 Program incurred such expenses totaling $15,670 and $15,584, respectively, of which $14,490 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1979-1 Program incurred such expenses totaling $39,488 and $38,197, respectively, of which $28,980 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2001 and 2000, the 1979-2 Program incurred such expenses totaling $13,295 and $13,204, respectively, of which $12,144 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1979-2 Program incurred such expenses totaling $34,650 and $33,406, respectively, of which $24,288 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      1979-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001               2000
                                                 --------            -------
      Oil and gas sales                          $120,193            $94,131
      Oil and gas production expenses            $ 16,855            $14,399
      Barrels produced                                  6                 62
      Mcf produced                                 30,457             29,765
      Average price/Bbl                          $  24.00            $ 26.94
      Average price/Mcf                          $   3.94            $  3.11

      As shown in the table above, total oil and gas sales increased $26,062 (27.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $25,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 56 barrels, while volumes of gas sold increased 692 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Average oil prices decreased to $24.00 per barrel for the three months ended June 30, 2001 from $26.94 per barrel for the three months ended June 30, 2000. Average gas prices increased to $3.94 per Mcf for the three months ended June 30, 2001 from $3.11 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,456 (17.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.0% for the three months ended June 30, 2001 from 15.3% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,382 (367.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 5.7% for the three months ended June 30, 2001 from 1.6% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 13.0% for the three months ended June 30, 2001 from 16.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                   2001               2000
                                                 --------           --------
      Oil and gas sales                          $312,230           $156,390
      Oil and gas production expenses            $ 39,862           $ 23,457
      Barrels produced                                 26                 97
      Mcf produced                                 58,461             56,413
      Average price/Bbl                          $  27.77           $  26.92
      Average price/Mcf                          $   5.33           $   2.73

      As shown in the table above, total oil and gas sales increased $155,840 (99.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $152,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 71 barrels, while volumes of gas sold increased 2,048 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average oil and gas prices increased to $27.77 per barrel and $5.33 per Mcf, respectively, for the six months ended June 30, 2001 from $26.92 per barrel and $2.73 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,405 (69.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 12.8% for the six months ended June 30, 2001 from 15.0% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,746 (150.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in the average price of gas sold and (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 3.6% for the six months ended June 30, 2001 from 2.9% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,291 (3.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the six months ended June 30, 2001 from 24.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001              2000
                                                 --------          --------
      Oil and gas sales                          $108,222          $123,230
      Oil and gas production expenses            $ 22,166          $ 21,042
      Barrels produced                                274               158
      Mcf produced                                 21,775            32,165
      Average price/Bbl                          $  26.92          $  27.82
      Average price/Mcf                          $   4.63          $   3.69

      As shown in the table above, total oil and gas sales decreased $15,008 (12.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $38,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately (i) $3,000 related to an increase in volumes of oil sold and (ii) $20,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 116 barrels, while volumes of gas sold decreased 10,390 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the three months ended June 30, 2000 due to gas balancing and (ii) normal declines in production. These decreases were partially offset by the 1979-2 Program's receipt of an increased percentage of sales on another well during the three months ended June 30, 2001 due to gas balancing. Average oil prices decreased to $26.92 per barrel for the three months ended June 30, 2001 from $27.82 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.63 per Mcf for the three months ended June 30, 2001 from $3.69 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,124 (5.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 20.5% for the three months ended June 30, 2001 from 17.1% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,736 (362.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 10.3% for the three months ended June 30, 2001 from 2.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 2001 from 10.7% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2001              2000
                                                 --------          --------
      Oil and gas sales                          $286,099          $216,983
      Oil and gas production expenses            $ 48,508          $ 38,951
      Barrels produced                                375               402
      Mcf produced                                 47,660            65,422
      Average price/Bbl                          $  27.12          $  27.09
      Average price/Mcf                          $   5.79          $   3.15

      As shown in the table above, total oil and gas sales increased $69,116 (31.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $126,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $56,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 27 barrels and 17,762 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the six months ended June 30, 2000 due to gas balancing and (ii) normal declines in production. These decreases were partially offset by the 1979-2 Program's receipt of an increased percentage of sales on another well during the six months ended June 30, 2001 due to gas balancing. Average oil and gas prices increased to $27.12 per barrel and $5.79 per Mcf, respectively, for the six months ended June 30, 2001 from $27.09 per barrel and $3.15 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,557 (24.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a positive prior period lease operating expense adjustment made by the operator on one well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the six months ended June 30, 2001 from 18.0% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,184 (124.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in the average price of gas sold and (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.4% for the six months ended June 30, 2001 from 3.8% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,244 (3.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.1% for the six months ended June 30, 2001 from 15.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001               By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001               By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer