Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2001-11-09
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                        33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,      December 31,
                                                 2001               2000
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 19,128         $ 50,340
   Accrued oil and gas sales                       40,267           88,493
   Accounts receivable - related
      party (Note 2)                                    -           13,487
                                                 --------         --------
      Total current assets                       $ 59,395         $152,320

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            68,648           90,294

DEFERRED CHARGE                                    36,656           36,656
                                                 --------         --------
                                                 $164,699         $279,270
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,755         $  2,474
                                                 --------         --------
      Total current liabilities                  $  2,755         $  2,474

ACCRUED LIABILITY                                $ 33,877         $ 33,877

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  1,281         $  2,430
   Limited Partners, issued and
      outstanding, 3,140 Units                    126,786          240,489
                                                 --------         --------
      Total Partners' capital                    $128,067         $242,919
                                                 --------         --------
                                                 $164,699         $279,270
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

>


             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                            $64,299           $124,624
   Interest                                         542              1,251
                                                -------           --------
                                                $64,841           $125,875

COSTS AND EXPENSES:
   Oil and gas production                       $12,334           $ 16,874
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  9,870              3,144
   General and administrative
      (Note 2)                                   16,528             16,615
                                                -------           --------
                                                $38,732           $ 36,633
                                                -------           --------

NET INCOME                                      $26,109           $ 89,242
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   261           $    892
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $25,848           $ 88,350
                                                =======           ========
NET INCOME PER UNIT                             $  8.23           $  28.13
                                                =======           ========
UNITS OUTSTANDING                                 3,172              3,172
                                                =======           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $376,529           $281,014
   Interest                                       2,701              2,073
                                               --------           --------
                                               $379,230           $283,087

COSTS AND EXPENSES:
   Oil and gas production                      $ 52,196           $ 40,331
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 21,090              7,618
   General and administrative
      (Note 2)                                   56,016             54,812
                                               --------           --------
                                               $129,302           $102,761
                                               --------           --------

NET INCOME                                     $249,928           $180,326
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  2,499           $  1,803
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $247,429           $178,523
                                               ========           ========
NET INCOME PER UNIT                            $  78.79           $  56.85
                                               ========           ========
UNITS OUTSTANDING                                 3,172              3,172
                                               ========           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                                --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $249,928           $180,326
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                21,090              7,618
      (Increase) decrease in accrued
        oil and gas sales                         48,226          (  27,554)
      Decrease in accounts receivable -
        General Partner                           13,487                  -
      Increase (decrease) in accounts
        payable                                      281          (   5,666)
                                                 -------           --------
   Net cash provided by operating
      activities                                $333,012           $154,724
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          $      -          ($  2,021)
   Proceeds from the sale of oil and
      gas properties                                 556                164
                                                --------           --------
   Net cash provided (used) by
      investing activities                      $    556          ($  1,857)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($364,780)         ($111,020)
                                                --------           --------
   Net cash used by financing
      activities                               ($364,780)         ($111,020)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 31,212)          $ 41,847

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            50,340              8,884
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 19,128           $ 50,731
                                                ========           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2001             2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 83,242         $103,150
   Accrued oil and gas sales                       38,716           79,812
                                                 --------         --------
      Total current assets                       $121,958         $182,962

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           181,809          216,386

DEFERRED CHARGE                                    65,520           65,520
                                                 --------         --------
                                                 $369,287         $464,868
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,792         $  7,027
   Gas imbalance payable                           60,849           60,849
                                                 --------         --------
      Total current liabilities                  $ 65,641         $ 67,876

ACCRUED LIABILITY                                $ 19,076         $ 19,076

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  2,847         $  3,780
   Limited Partners, issued and
      outstanding, 2,860 Units                    281,723          374,136
                                                 --------         --------
      Total Partners' capital                    $284,570         $377,916
                                                 --------         --------
                                                 $369,287         $464,868
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                            $56,812           $125,321
   Interest                                       1,001              1,540
                                                -------           --------
                                                $57,813           $126,861

COSTS AND EXPENSES:
   Oil and gas production                       $19,515           $ 24,904
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 16,229              4,049
   General and administrative
      (Note 2)                                   14,222             14,293
                                                -------           --------
                                                $49,966           $ 43,246
                                                -------           --------

NET INCOME                                      $ 7,847           $ 83,615
                                                =======           ========
GENERAL PARTNER (1%) - net income               $    79           $    837
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $ 7,768           $ 82,778
                                                =======           ========
NET INCOME PER UNIT                             $  2.72           $  28.94
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                               --------           --------

REVENUES:
   Oil and gas sales                           $342,911           $342,304
   Interest                                       4,133              4,435
                                               --------           --------
                                               $347,044           $346,739

COSTS AND EXPENSES:
   Oil and gas production                      $ 68,023           $ 63,855
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 34,595             12,231
   General and administrative
      (Note 2)                                   48,872             47,699
                                               --------           --------
                                               $151,490           $123,785
                                               --------           --------

NET INCOME                                     $195,554           $222,954
                                               ========           ========
GENERAL PARTNER (1%) - net income              $  1,956           $  2,230
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $193,598           $220,724
                                               ========           ========
NET INCOME PER UNIT                            $  67.69           $  77.17
                                               ========           ========
UNITS OUTSTANDING                                 2,889              2,889
                                               ========           ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $195,554         $222,954
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                34,595           12,231
      (Increase) decrease in accrued
        oil and gas sales                         41,096        (  28,397)
      Decrease in accounts payable             (   2,235)       (     436)
                                                --------         --------
   Net cash provided by operating
      activities                                $269,010         $206,352
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($    947)        $      -
   Proceeds from sale of oil and gas
      properties                                     929                -
                                                --------         --------
   Net cash used by investing
      activities                               ($     18)        $      -
                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($288,900)       ($202,230)
                                                --------         --------
   Net cash used by financing
      activities                               ($288,900)       ($202,230)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 19,908)        $  4,122

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           103,150           97,905
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 83,242         $102,027
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The 1979-1 Program's related party receivable at December 31, 2000 represents $13,424 for well sale proceeds and $63 in related interest (at prime plus 1%) due from an affiliate of the 1979-1 Program and associated with the sale of three wells in late 2000. Such receivable was collected in the first quarter of 2001.

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the 1979-1 Program incurred such expenses totaling $16,528 and $16,615, respectively, of which $14,490 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1979-1 Program incurred such expenses totaling $56,016 and $54,812, respectively, of which $43,470 was paid each period to Dyco and its affiliates. During the three months ended September 30, 2001 and 2000, the 1979-2 Program incurred such expenses totaling $14,222 and $14,293, respectively, of which $12,144 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1979-2 Program incurred such expenses totaling $48,872 and $47,699, respectively, of which $36,432 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      1979-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2001               2000
                                                 --------           --------
      Oil and gas sales                          $64,299            $124,624
      Oil and gas production expenses            $12,334            $ 16,874
      Barrels produced                                20                  90
      Mcf produced                                23,223              32,695
      Average price/Bbl                          $ 26.55            $  25.20
      Average price/Mcf                          $  2.75            $   3.74

      As shown in the table above, total oil and gas sales decreased $60,325 (48.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $35,000 was related to a decrease in volumes of gas sold and approximately $23,000 was related to a decrease in the average price of gas sold.
      Volumes of oil and gas sold decreased 70 barrels and 9,472 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the three months ended September 30, 2000, (ii) the 1979-1 Program's receipt of a reduced percentage of sales on two wells during the three months ended September 30, 2001 due to gas balancing, and (iii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 2001. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1979-1 Program. Average oil prices increased to $26.55 per barrel for the three months ended September 30, 2001 from $25.20 per barrel for the three months ended September 30, 2000. Average gas prices decreased to $2.75 per Mcf for the three months ended September 30, 2001 from $3.74 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,540 (26.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 19.2% for the three months ended September 30, 2001 from 13.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,726 (213.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 15.4% for the three months ended September 30, 2001 from 2.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 25.7% for the three months ended September 30, 2001 from 13.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2001               2000
                                                 --------           --------
      Oil and gas sales                          $376,529           $281,014
      Oil and gas production expenses            $ 52,196           $ 40,331
      Barrels produced                                 46                187
      Mcf produced                                 81,684             89,108
      Average price/Bbl                          $  27.24           $  26.09
      Average price/Mcf                          $   4.59           $   3.10

      As shown in the table above, total oil and gas sales increased $95,515 (34.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $122,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $23,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 141 barrels and 7,424 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Average oil and gas prices increased to $27.24 per barrel and $4.59 per Mcf, respectively, for the nine months ended September 30, 2001 from $26.09 per barrel and $3.10 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,865 (29.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.9% for the nine months ended September 30, 2001 from 14.4% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,472 (176.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 5.6% for the nine months ended September 30, 2001 from 2.7% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,204 (2.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the nine months ended September 30, 2001 from 19.5% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2001              2000
                                                 -------           --------
      Oil and gas sales                          $56,812           $125,321
      Oil and gas production expenses            $19,515           $ 24,904
      Barrels produced                               203                 23
      Mcf produced                                17,812             29,953
      Average price/Bbl                          $ 25.91           $  21.78
      Average price/Mcf                          $  2.89           $   4.17

      As shown in the table above, total oil and gas sales decreased $68,509 (54.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $51,000 was related to a decrease in volumes of gas sold and approximately $23,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 180 barrels, while volumes of gas sold decreased 12,141 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the three months ended September 30, 2000 due to gas balancing,
      (ii) the shutting-in of one well in order to perform repairs during the three months ended September 30, 2001, and (iii) normal declines in production. Average oil prices increased to $25.91 per barrel for the three months ended September 30, 2001 from $21.78 per barrel for the three months ended September 30, 2000. Average gas prices decreased to $2.89 per Mcf for the three months ended September 30, 2001 from $4.17 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,389 (21.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.4% for the three months ended September 30, 2001 from 19.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $12,180 (300.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 28.6% for the three months ended September 30, 2001 from 3.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 25.0% for the three months ended September 30, 2001 from 11.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2001              2000
                                                 --------          --------
      Oil and gas sales                          $342,911          $342,304
      Oil and gas production expenses            $ 68,023          $ 63,855
      Barrels produced                                578               425
      Mcf produced                                 65,472            95,375
      Average price/Bbl                          $  26.70          $  26.80
      Average price/Mcf                          $   5.00          $   3.47

      As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Increases of approximately (i) $100,000 related to an increase in the average price of gas sold and (ii) $4,000 related to an increase in volumes of oil sold were substantially offset by a decrease of approximately $104,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 153 barrels, while volumes of gas sold decreased 29,903 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the nine months ended September 30, 2000 due to gas balancing, (ii) the shutting-in of one well in order to perform repairs during the nine months ended September 30, 2001, and (iii) normal declines in production. Average oil prices decreased to $26.70 per barrel for the nine months ended September 30, 2001 from $26.80 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $5.00 per Mcf for the nine months ended September 30, 2001 from $3.47 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,168 (6.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one well during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses increased to 19.8% for the nine months ended September 30, 2001 from 18.7% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,364 (182.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 10.1% for the nine months ended September 30, 2001 from 3.6% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,173 (2.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 14.3% for the nine months ended September 30, 2001 from 13.9% for the nine months ended September 30, 2000.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 9, 2001            By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 9, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer