Form 10-K405
period 2001-12-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2002-03-25
CIK 806573, 806574

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

                          TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................13
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................15
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................18
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................25
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................55
PART III....................................................................55
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........55
      ITEM 11.    EXECUTIVE COMPENSATION....................................56
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................60
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............60
PART IV.....................................................................62
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................62

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2002 Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 98.6% of the 1979-1 Program's oil and gas sales during the year ended December 31, 2001. With respect to the 1979-2 Program, purchases of gas by El Paso accounted for approximately 83.9% of its oil and gas sales during the year ended December 31, 2001. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Insurance Coverage

      The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial condition and results of operations.


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2001.

                         Well Statistics(1)
                       As of December 31, 2001

                                               1979-1     1979-2
                                               Program    Program
                                               -------    -------
           Gross productive wells(2):
             Oil                                   -          -
             Gas                                  25         18
                                                  --         --
               Total                              25         18

           Net productive wells(3):
             Oil                                   -          -
             Gas                                1.13       1.47
                                                ----       ----

               Total                            1.13       1.47

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


      Drilling Activities

      During the year ended December 31, 2001 the 1979-1 Program indirectly participated in drilling the Smith No. 2-31 well in Beckham County, Oklahoma. The 1979-1 Program does not own a working interest in this producing gas well; therefore it did not incur any costs associated with this developmental drilling activity. The 1979-1 Program has a .00069 revenue interest in this well. The 1979-2 Program did not participate in any drilling activities during the year ended December 31, 2001.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                         Net Production Data

                                     Year Ended December 31,
                                --------------------------------
                                  2001         2000        1999
                                --------     --------    --------
1979-1 Program:
--------------

   Production:
      Oil (Bbls)(1)                   70          241         209
      Gas (Mcf)(2)               104,481      117,685     136,760

   Oil and gas sales:
      Oil                       $  1,605     $  6,524    $  3,440
      Gas                        420,797      422,186     268,718
                                 -------      -------     -------
        Total                   $422,402     $428,710    $272,158
                                 =======      =======     =======
   Total direct operating
      expenses (3)              $ 64,580     $ 61,001    $ 72,863
                                 =======      =======     =======
   Direct operating expenses
      as a percentage of oil
      and gas sales                15.3%        14.2%       26.8%

   Average sales price:
      Per barrel of oil           $22.93       $27.07      $16.46
      Per Mcf of gas                4.03         3.59        1.96

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                      $  .62       $  .51      $  .53

                                     Year Ended December 31,
                                ---------------------------------
                                  2001         2000         1999
                                --------     --------     --------
1979-2 Program:
--------------

   Production:
      Oil (Bbls)(1)                  665          555       1,161
      Gas (Mcf)(2)                85,351      122,240     127,056

   Oil and gas sales:
      Oil                       $ 16,993     $ 16,055    $ 20,297
      Gas                        373,016      468,420     305,550
                                 -------      -------     -------
        Total                   $390,009     $484,475    $325,847
                                 =======      =======     =======
   Total direct operating
      expenses(3)               $119,642     $ 85,369    $ 70,598
                                 =======      =======     =======
   Direct operating expenses
      as a percentage of oil
      and gas sales                30.7%        17.6%       21.7%

   Average sales price:
      Per barrel of oil           $25.55       $28.93      $17.48
      Per Mcf of gas                4.37         3.83        2.40

   Direct operating expenses
      per equivalent Mcf of
      gas(4)                      $ 1.34       $  .68      $  .53

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


      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of

December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2001 will actually be realized for such production.

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

                         Proved Reserves and
                          Net Present Value
                        From Proved Reserves

                     As of December 31, 2001(1)

1979-1 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                                   998,696
        Oil and liquids (Bbls)                        1,066

      Net present value (discounted at 10%
        per annum)                               $  916,187

1979-2 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                                   935,596
        Oil and liquids (Bbls)                        3,616

      Net present value (discounted at 10%
        per annum)                               $  968,482

----------

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


      Significant Properties

                                 1979-1 Program
                                 --------------

      As of December 31, 2001, the 1979-1 Program's properties consist of 25 gross (1.13 net) productive wells. The 1979-1 Program also owns a non-working interest in an additional 12 wells. Affiliates of the 1979-1 Program operate 8 (22%) of its total wells. All of the 1979-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1979-2 Program
                                 --------------

      As of December 31, 2001, the 1979-2 Program's properties consist of 18 gross (1.47 net) productive wells. The 1979-2 Program also owns a non-working interest in an additional 2 wells. Affiliates of the 1979-2 Program operate 5 (25%) of its wells. All of the 1979-2 Program's properties are located onshore in the continental United States. Substantially all of the 1979-2 Program's reserves are located in the Anadarko Basin.

      As of December 31, 2001, the 1979-2 Program's properties in the Anadarko Basin consist of 13 gross (1.18 net) productive wells. The 1979-2 Program also owns a non-working interest in an additional 2 wells in the Anadarko Basin. Affiliates of the 1979-2 Program operate 4 (27%) of its Anadarko Basin wells. As of December 31, 2001, the 1979-2 Program had estimated total proved reserves in the Anadarko Basin of approximately 953,923 Mcf of gas and approximately 2,950 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $954,922.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2001.

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



                           1979-1 Program
                           --------------

                                    Repurchase         Cash
                                       Price       Distributions
                                    ----------     -------------

      2000:
        First Quarter                  $220             $ -
        Second Quarter                  220               -
        Third Quarter                   311              35
        Fourth Quarter                  276              30

      2001:
        First Quarter                  $246             $40
        Second Quarter                  206              45
        Third Quarter                   287              30
        Fourth Quarter                  257               -

      2002:
        First Quarter                  $257             $ -

                           1979-2 Program
                           --------------

                                    Repurchase         Cash
                                       Price       Distributions
                                    ----------     -------------

      2000:
        First Quarter                  $293             $25
        Second Quarter                  268              20
        Third Quarter                   378              25
        Fourth Quarter                  353              30

      2001:
        First Quarter                  $323             $35
        Second Quarter                  288              40
        Third Quarter                   459              25
        Fourth Quarter                  434               -

      2002:
        First Quarter                  $434             $ -


      As of March 1, 2002, the 1979-1 Program has 3,140 Units outstanding and approximately 900 Limited Partners of record. The 1979-2 Program has 2,860 Units outstanding and approximately 700 Limited Partners of record.


ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                  1979-1 Program
                                  --------------
                                                           December 31,
                                    -------------------------------------------------------
                                      2001        2000        1999       1998        1997
                                    --------    --------    --------   --------    --------
Summary of Operations:
   Oil and gas sales                $422,402    $428,710    $272,158   $341,699    $468,867
   Total revenues                    425,233     431,877     274,337    491,495     471,940

   Lease operating expenses           34,723      31,526      53,513     47,169      55,138
   Production taxes                   29,857      29,475      19,350     24,930      32,733
   General and administrative
      expenses                        71,419      70,416      51,794     52,637      55,701
   Depreciation, depletion, and
      amortization of oil and gas
      properties                      17,157       5,659      15,772     24,232      39,290

   Net income                        272,077     294,801     133,908    342,527     289,078
      per Unit                         85.77       92.94       42.22     107.98       91.13
   Cash distributions                364,780     206,180     190,320    459,940     364,780
      per Unit                           115          65          60        145         115

Summary Balance Sheet Data:
   Total assets                      189,509     279,270     209,297    247,907     368,032
   Partners' capital                 150,216     242,919     154,298    210,710     328,123






                                 1979-2 Program
                                 --------------

                                                         December 31,
                                    -------------------------------------------------------
                                      2001        2000        1999       1998        1997
                                    --------    --------    --------   --------    --------
Summary of Operations:
   Oil and gas sales                $390,009    $484,475    $325,847   $437,127    $695,928
   Total revenues                    394,634     490,837     330,581    445,030     705,215

   Lease operating expenses           91,934      52,506      46,662     83,351      75,640
   Production taxes                   27,708      32,863      23,936     30,549      51,876
   General and administrative
      expenses                        61,912      60,937      37,696     38,742      41,613
   Depreciation, depletion,
      and amortization of oil
      and gas properties              35,091      11,348      24,446     49,082      77,495

   Net income                        177,989     333,183     197,841    243,306     458,591
      per Unit                         61.61      115.33       68.48      84.22      158.74
   Cash distributions                288,900     288,900     173,340    433,350     606,690
      per Unit                           100         100          60        150         210

Summary Balance Sheet Data:
   Total assets                      370,611     464,868     428,921    414,072     559,776
   Partners' capital                 267,005     377,916     333,633    309,132     499,176



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations


                                 1979-1 Program
                                 --------------

                    Year Ended December 31, 2001 Compared to
                          Year Ended December 31, 2000
                    ----------------------------------------

      Total oil and gas sales decreased $6,308 (1.5%) in 2001 as compared to 2000. Of this decrease, approximately $5,000 and $47,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $46,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 171 barrels and 13,204 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) the 1979-1 Program's receipt of a reduced percentage of sales on one well during 2001 due to gas balancing, (ii) a negative prior period volume adjustment made by the operator on another well during 2001, and (iii) normal declines in production. As of the date of this Annual Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1979-1 Program. Average oil prices decreased to $22.93 per barrel in 2001 from $27.07 per barrel in 2000. Average gas prices increased to $4.03 per Mcf in 2001 from $3.59 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,579 (5.9%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 15.3% in 2001 from 14.2% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,498 (203.2%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 4.1% in 2001 from 1.3% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,003 (1.4%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 16.9% in 2001 from 16.4% in 2000.

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

                                 1979-2 Program
                                 --------------

                    Year Ended December 31, 2001 Compared to
                          Year Ended December 31, 2000
                    ----------------------------------------

      Total oil and gas sales decreased $94,466 (19.5%) in 2001 as compared to 2000. Of this decrease, approximately $141,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $46,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 110 barrels, while volumes of gas sold decreased 36,889 Mcf in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties on one well during 2001, (ii) the 1979-2 Program's receipt of a reduced percentage of sales on another well during 2001 due to gas balancing, and (iii) the shutting-in of two other wells during 2001 in order to perform repairs and maintenance. These decreases were partially offset by the 1979-2 Program's receipt of an increased percentage of sales on one well during 2001 due to gas balancing. As of the date of this Annual Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas sold for the 1979-2 Program. Average oil prices decreased to $25.55 per barrel in 2001 from $28.93 per barrel in 2000. Average gas prices increased to $4.37 per Mcf in 2001 from $3.83 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,273 (40.1%) in 2001 as compared to 2000. This increase was primarily due to (i) workover expenses incurred on one well during 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on another well during 2001. These increases were partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in repair and maintenance expenses incurred on one well in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 30.7% in 2001 from 17.6% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $23,743 (209.2%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. As a percentage of oil and gas sales, this expense increased to 9.0% in 2001 from 2.3% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

General and administrative expenses increased $975 (1.6%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 15.9% in 2001 from 12.6% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the 1979-1 Program's proved reserve quantities at December 31, 2001 would have remaining lives of approximately 9.6 years for gas reserves and
15.2 years for oil reserves and the 1979-2 Program's proved oil and gas reserve quantities at December 31, 2001 would have remaining lives of approximately 11.0 years for gas reserves and 5.4 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Programs' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Programs). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Programs' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Programs' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                           PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 21, 2002

                      DYCO OIL AND GAS PROGRAM
                     1979-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                            2001           2000
                                          --------       --------

CURRENT ASSETS:
   Cash and cash equivalents              $ 52,398       $ 50,340
   Accrued oil and gas sales                30,304         88,493
   Accounts receivable - related
     party (Note 2)                            -           13,487
                                           -------        -------
      Total current assets                $ 82,702       $152,320

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                     72,581         90,294

DEFERRED CHARGE                             34,226         36,656
                                           -------        -------
                                          $189,509       $279,270
                                           =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $  6,013       $  2,474
                                           -------        -------
      Total current liabilities           $  6,013       $  2,474

ACCRUED LIABILITY                         $ 33,280       $ 33,877

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                       $  1,503       $  2,430
   Limited Partners, issued and
      outstanding, 3,140 Units             148,713        240,489
                                           -------        -------
     Total Partners' Capital              $150,216       $242,919
                                           -------        -------
                                          $189,509       $279,270
                                           =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1979-1 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 2001, 2000, and 1999


                                      2001       2000      1999
                                    --------   --------  --------

REVENUES:
   Oil and gas sales                $422,402   $428,710  $272,158
   Interest, including $63 from
      a related party in 2000
      (Note 2)                         2,831      3,167     2,179
                                     -------    -------   -------
                                    $425,233   $431,877  $274,337

COSTS AND EXPENSES:
   Lease operating                  $ 34,723   $ 31,526  $ 53,513
   Production taxes                   29,857     29,475    19,350
   Depreciation, depletion, and
      amortization of oil and
      gas properties                  17,157      5,659    15,772
   General and administrative         71,419     70,416    51,794
                                     -------    -------   -------
                                    $153,156   $137,076  $140,429
                                     -------    -------   -------
NET INCOME                          $272,077   $294,801  $133,908
                                     =======    =======   =======
GENERAL PARTNER (1%) -
   NET INCOME                       $  2,721   $  2,948  $  1,339
                                     =======    =======   =======
LIMITED PARTNERS (99%) -
   NET INCOME                       $269,356   $291,853  $132,569
                                     =======    =======   =======
NET INCOME per Unit                 $  85.77   $  92.94  $  42.22
                                     =======    =======   =======
UNITS OUTSTANDING                      3,172      3,172     3,172
                                     =======    =======   =======



                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1979-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                 General      Limited
                                 Partner     Partners       Total
                                 --------   ----------   ----------

Balances at Dec. 31, 1998         $2,108     $208,602     $210,710
   Cash distributions            ( 1,903)   ( 188,417)   ( 190,320)
   Net income                      1,339      132,569      133,908
                                   -----      -------      -------

Balances at Dec. 31, 1999         $1,544     $152,754     $154,298
   Cash distributions            ( 2,062)   ( 204,118)   ( 206,180)
   Net income                      2,948      291,853      294,801
                                   -----      -------      -------

Balances at Dec. 31, 2000         $2,430     $240,489     $242,919
   Cash distributions            ( 3,648)   ( 361,132)   ( 364,780)
   Net income                      2,721      269,356      272,077
                                   -----      -------      -------

Balances at Dec. 31, 2001         $1,503     $148,713     $150,216
                                   =====      =======      =======



                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                               2001        2000       1999
                                            ----------  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $272,077    $294,801   $133,908
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             17,157       5,659     15,772
      (Increase) decrease in accrued
        oil and gas sales                      58,189   (  44,664) (   5,681)
      (Increase) decrease in accounts
        receivable-related party               13,487   (  13,487)      -
      (Increase) decrease in
        deferred charge                         2,430      12,408  (  17,488)
      Increase (decrease) in
        accounts payable                        3,539   (   5,757)     5,359
      Decrease in gas
        imbalance payable                         -     (   3,254) (   1,830)
      Increase (decrease) in accrued
        liability                           (     597)  (   9,637)    14,273
                                              -------     -------    -------
   Net cash provided by operating
      activities                             $366,282    $236,069   $144,313
                                              -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                         $    556    $ 13,588   $    -
   Additions to oil and gas properties            -     (   2,021)       -
                                              -------     -------    -------
   Net cash provided by investing
      activities                             $    556    $ 11,567   $    -
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($364,780)  ($206,180) ($190,320)
                                              -------     -------    -------
   Net cash used by financing activities    ($364,780)  ($206,180) ($190,320)
                                              -------     -------    -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $  2,058    $ 41,456  ($ 46,007)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         50,340       8,884     54,891
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 52,398    $ 50,340   $  8,884
                                              =======     =======    =======


                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1979-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,497 (47.7%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.16, $0.05, and
      $0.11, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 136,194 Mcf, resulting in prepaid lease operating expenses of $34,226. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 145,864 Mcf, resulting in prepaid lease operating expenses of $36,656.


      Accrued Liability

           The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 132,430 Mcf, resulting in accrued lease operating expenses of $33,280. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 134,808 Mcf, resulting in accrued lease operating expenses of $33,877.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Program is currently settling this liability. At December 31, 2001 and 2000, no such liability was recorded.


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


      New Accounting Pronouncements

           Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

           In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


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

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $71,419, $70,416, and $51,794, respectively, of which $57,960,
      $57,960, and $44,520, respectively, were paid each year to Dyco and its affiliates.

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

3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:

           Purchaser                2001       2000      1999
           ---------                -----      -----     -----

           El Paso Energy
              Marketing Company     98.6%      97.4%     95.3%


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


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                             December 31,
                                       ---------------------------
                                            2001          2000
                                       ------------- -------------

      Proved properties                 $20,368,948   $20,369,504

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance            ( 20,296,367) ( 20,279,210)
                                         ----------    ----------
      Net oil and gas properties        $    72,581   $    90,294
                                         ==========    ==========

      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999, were as follows:





                                               December 31,
                                           --------------------
                                           2001    2000    1999
                                           ----   ------   ----

           Development costs               $ -    $2,021   $ -



      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                           2001                        2000                          1999
                                   -----------------------     -----------------------       -----------------------
                                     Oil           Gas           Oil           Gas             Oil           Gas
                                   (Bbls)         (Mcf)        (Bbls)         (Mcf)          (Bbls)         (Mcf)
                                   -------     -----------     -------     -----------       -------     -----------

Proved reserves,
  beginning of year                 1,727        968,113        2,487       1,037,725         1,697       1,045,294

Revisions of previous
  estimates                        (  591)       135,064          479          58,565           999         129,191

Sales of reserves                      -            -          (  998)     (   10,492)          -              -

Production                         (   70)      (104,481)      (  241)     (  117,685)       (  209)     (  136,760)
                                    -----        -------        -----       ---------         -----       ---------

Proved reserves,
  end of year                       1,066        998,696        1,727         968,113         2,487       1,037,725
                                    =====        =======        =====       =========         =====       =========

Proved developed reserves:
  Beginning of year                 1,727        968,113        2,487       1,037,725         1,697       1,045,294
                                    -----        -------        -----       ---------         -----       ---------
  End of year                       1,066        998,696        1,727         968,113         2,487       1,037,725
                                    =====        =======        =====       =========         =====       =========



      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.54 per barrel and $2.36 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)


      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1979-1 Program
                               -------------------

                                                   2001
                          ------------------------------------------------------
                            First          Second          Third         Fourth
                           Quarter         Quarter        Quarter        Quarter
                          ---------       ---------      ---------      --------

Total Revenues             $193,139       $121,250       $ 64,841       $ 46,003
Gross Profit (1)            170,132        104,395         52,507         33,619
Net Income                  141,942         81,877         26,109         22,149
Limited Partners'
   Net Income
   Per Unit                   44.75          25.81           8.23           6.98


                                                    2000
                          ------------------------------------------------------
                            First          Second          Third         Fourth
                           Quarter         Quarter        Quarter        Quarter
                          ---------       ---------      ---------      --------

Total Revenues             $ 62,449       $ 94,763       $125,875       $148,790
Gross Profit (1)             53,391         80,364        109,001        128,120
Net Income                   27,770         63,314         89,242        114,475
Limited Partners'
   Net Income
   Per Unit                    8.75          19.97          28.13          36.09



------------------
(1) Total revenues less oil and gas production expenses.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1979-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.













                           PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 21, 2002

                      DYCO OIL AND GAS PROGRAM
                     1979-2 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------
                                            2001           2000
                                          --------       --------

CURRENT ASSETS:
   Cash and cash equivalents              $ 95,915       $103,150
   Accrued oil and gas sales                32,442         79,812
                                           -------        -------
      Total current assets                $128,357       $182,962

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                    181,313        216,386

DEFERRED CHARGE                             60,941         65,520
                                           -------        -------
                                          $370,611       $464,868
                                           =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $ 28,378       $  7,027
   Gas imbalance payable                    61,317         60,849
                                           -------        -------
      Total current liabilities           $ 89,695       $ 67,876

ACCRUED LIABILITY                         $ 13,911       $ 19,076

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                       $  2,671       $  3,780
   Limited Partners, issued and
      outstanding, 2,860 Units             264,334        374,136
                                           -------        -------
     Total Partners' Capital              $267,005       $377,916
                                           -------        -------
                                          $370,611       $464,868
                                           =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.

                      DYCO OIL AND GAS PROGRAM
                     1979-2 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 2001, 2000, and 1999


                                     2001       2000       1999
                                   --------   --------   --------

REVENUES:
   Oil and gas sales               $390,009   $484,475   $325,847
   Interest                           4,625      6,362      4,734
                                    -------    -------    -------

                                   $394,634   $490,837   $330,581

COSTS AND EXPENSES:
   Lease operating                 $ 91,934   $ 52,506   $ 46,662
   Production tax                    27,708     32,863     23,936
   Depreciation, depletion, and
      amortization of oil and
      gas properties                 35,091     11,348     24,446
   General and administrative        61,912     60,937     37,696
                                    -------    -------    -------
                                   $216,645   $157,654   $132,740
                                    -------    -------    -------
NET INCOME                         $177,989   $333,183   $197,841
                                    =======    =======    =======
GENERAL PARTNER (1%) -
   NET INCOME                      $  1,780   $  3,332   $  1,978
                                    =======    =======    =======
LIMITED PARTNERS (99%) -
   NET INCOME                      $176,209   $329,851   $195,863
                                    =======    =======    =======
NET INCOME per Unit                $  61.61   $ 115.33   $  68.48
                                    =======    =======    =======
UNITS OUTSTANDING                     2,889      2,889      2,889
                                    =======    =======    =======


                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1979-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                   General    Limited
                                   Partner    Partners     Total
                                  ---------  ----------  ----------

Balances at Dec. 31, 1998          $3,092     $306,040    $309,132
   Cash distributions             ( 1,733)   ( 171,607)  ( 173,340)
   Net income                       1,978      195,863     197,841
                                    -----      -------     -------

Balances at Dec. 31, 1999          $3,337     $330,296    $333,633
   Cash distributions             ( 2,889)   ( 286,011)  ( 288,900)
   Net income                       3,332      329,851     333,183
                                    -----      -------     -------

Balances at Dec. 31, 2000          $3,780     $374,136    $377,916
   Cash distributions             ( 2,889)   ( 286,011)  ( 288,900)
   Net income                       1,780      176,209     177,989
                                    -----      -------     -------

Balances at Dec. 31, 2001          $2,671     $264,334    $267,005
                                    =====      =======     =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1979-2 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                               2001        2000       1999
                                             --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $177,989    $333,183   $197,841
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             35,091      11,348     24,446
      (Increase) decrease in accrued
        oil and gas sales                      47,370   (  21,249) (   9,615)
      (Increase) decrease in deferred
        charge                                  4,579   (   2,424) (  11,890)
      Increase (decrease) in accounts
        payable                                21,351       2,182  (     972)
      Decrease in payable
        to General Partner                        -          -     (  11,439)
      Increase (decrease) in gas
        imbalance payable                         468   (   3,440)     5,478
      Decrease in accrued
        liability                           (   5,165)  (   7,078) (   2,719)
                                              -------     -------    -------
   Net cash provided by operating
      activities                             $281,683    $312,522   $191,130
                                              -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties      ($     18)  ($ 18,377) ($    422)
                                              -------     -------    -------
   Net cash used by
      investing activities                  ($     18)  ($ 18,377) ($    422)
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($288,900)  ($288,900) ($173,340)
                                              -------     -------    -------
   Net cash used by financing
      activities                            ($288,900)  ($288,900) ($173,340)
                                              -------     -------    -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     ($  7,235)   $  5,245   $ 17,368

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        103,150      97,905     80,537
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 95,915    $103,150   $ 97,905
                                              =======     =======    =======

                     The accompanying notes are an integral
                       part of these financial statements.

         DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1979-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on July 2, 1979. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,400 (48.9%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.39, $0.09, and
      $0.18, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 122,396 Mcf, resulting in prepaid lease operating expenses of $60,941. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 131,593 Mcf, resulting in prepaid lease operating expenses of $65,520.


      Accrued Liability

           The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 27,939 Mcf, resulting in accrued lease operating expenses of $13,911. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 38,313 Mcf, resulting in accrued lease operating expenses of $19,076.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro-rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001, total sales exceeded the Program's share of estimated total gas reserves on one well by $61,317 (40,878 Mcf). At December 31, 2000, total sales exceeded the Program's share of estimated total gas reserves on one well by $60,849 (40,566 Mcf).


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


      New Accounting Pronouncements

           Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

           In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

           Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $61,912, $60,937, and $37,696, respectively, of which $48,576,
      $48,576, and $31,212, respectively, were paid each year to Dyco and its affiliates.

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




3.    MAJOR CUSTOMERS

           The following purchasers individually accounted for 10% or more of the combined oil and gas sales for the years ended December 31, 2001, 2000, and 1999:

                Purchaser               2001     2000    1999
                ---------               -----    -----   -----

                El Paso Energy
                   Marketing Company    83.9%    76.5%   70.8%
                Warren Petroleum
                   Company                - %      - %   12.6%

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


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                              December 31,
                                      ----------------------------
                                          2001           2000
                                      -------------  -------------

      Proved properties                $18,572,765    $18,572,747

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance           ( 18,391,452)  ( 18,356,361)
                                        ----------     ----------

      Net oil and gas properties       $   181,313    $   216,386
                                        ==========     ==========




      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999, were as follows:

                                              December 31,
                                         ---------------------
                                         2001    2000     1999
                                         ----   -------   ----

           Development costs             $18    $18,377   $422


      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                           2001                        2000                          1999
                                   ----------------------      ----------------------        ----------------------
                                      Oil          Gas            Oil          Gas              Oil          Gas
                                    (Bbls)        (Mcf)         (Bbls)        (Mcf)           (Bbls)        (Mcf)
                                   --------     ---------      -------     -----------       -------     -----------
Proved reserves,
   beginning of year                 3,409       997,782        12,671      1,051,164         11,871      1,023,297

Revisions of previous
   estimates                           818        17,424       ( 8,707)        68,858          1,961        154,923

Extensions and discoveries              54         5,741           -             -               -             -

Production                          (  665)     ( 85,351)      (   555)    (  122,240)       ( 1,161)    (  127,056)
                                     -----       -------        ------      ---------         ------      ---------

Proved reserves,
   end of year                       3,616       935,596         3,409        997,782         12,671      1,051,164
                                     =====       =======        ======      =========         ======      =========

Proved developed reserves:
   Beginning of year                 3,409       997,782        12,671      1,051,164         11,871      1,023,297
                                     -----       -------        ------      ---------         ------      ---------

   End of year                       3,616       935,596         3,409        997,782         12,671      1,051,164
                                     =====       =======        ======      =========         ======      =========


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.90 per barrel and $2.57 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows.

                               Dyco 1979-2 Program
                               -------------------

                                                    2001
                          ------------------------------------------------------
                            First          Second          Third       Fourth
                           Quarter         Quarter        Quarter     Quarter(2)
                          ---------       ---------      ---------    ----------

Total Revenues             $179,503       $109,728       $ 57,813      $ 47,590
Gross Profit (Loss)(1)      153,161         87,562         38,298     (   4,029)
Net Income (Loss)           124,584         63,123          7,847     (  17,565)
Limited Partners'
   Net Income (Loss)
   Per Unit                   43.12          21.85           2.72     (    6.08)


                                                    2000
                          ------------------------------------------------------
                            First          Second          Third       Fourth
                           Quarter         Quarter        Quarter      Quarter
                          ---------       ---------      ---------     ---------

Total Revenues             $95,279        $124,599       $126,861      $144,098
Gross Profit (1)            77,370         103,557        101,957       122,584
Net Income                  51,394         87,945          83,615       110,229
Limited Partners'
   Net Income
   Per Unit                  17.79           30.44          28.94         38.16



---------------------
(1) Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues decreased for the fourth quarter due to workover expenses incurred on one well.

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

            NAME          AGE     POSITION WITH GENERAL PARTNERS
      ----------------    ---    --------------------------------
      Dennis R. Neill      50    President and Director

      Craig D. Loseke      33    Chief Financial Officer

      Judy K. Fox          51    Secretary

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

     Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:

        Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 2001

Type of Compensation/Reimbursement(1)            Expense
-------------------------------------   --------------------------
                                         2001      2000      1999
                                        -------   -------   -------

1979-1 Program
--------------

   Compensation:
     Operations                             (2)       (2)       (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)    $57,960   $57,960   $44,520

1979-2 Program
--------------

   Compensation:
     Operations                             (2)       (2)       (2)

   Reimbursements:
     General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)    $48,576   $48,576   $31,212

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:




                                 1979-1 Program
                                 --------------
                              Salary Reimbursement
                       Three Years Ended December 31, 2001

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------           -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1999       -           -           -           -              -           -           -
                        2000       -           -           -           -              -           -           -
                        2001       -           -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1999     $27,193       -           -           -              -           -           -
                        2000     $34,399       -           -           -              -           -           -
                        2001     $32,179       -           -           -              -           -           -

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




                                             1979-2 Program
                                             --------------
                                          Salary Reimbursement
                                   Three Years Ended December 31, 2001


                                                                           Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------           -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            1999       -           -           -           -              -           -           -
                        2000       -           -           -           -              -           -           -
                        2001       -           -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1999     $19,064       -           -           -              -           -           -
                        2000     $28,830       -           -           -              -           -           -
                        2001     $26,969       -           -           -              -           -           -

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2002 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                      Number of
                                                        Units
                                                    Beneficially
                                                   Owned (Percent
               Beneficial Owner                    of Outstanding)
----------------------------------------------     ---------------

1979-1 Program:
--------------

   Samson Resources Company                        1,501  (47.8%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)      1,501  (47.8%)


1979-2 Program:
--------------

   Samson Resources Company                        1,400  (48.9%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)      1,400  (48.9%)


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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Programs as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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

                ------------------
                *  Filed herewith.

      (b)  Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                March 25, 2002


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

By:   //s//Dennis R. Neill   President and       March  25, 2002
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s//Craig D. Loseke   Chief Financial     March  25, 2002
      -------------------    Officer (Principal
         Craig D. Loseke     Financial and
                             Accounting Officer)

      //s//Judy K. Fox       Secretary           March  25, 2002
      -------------------
         Judy K. Fox

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

                               DYCO OIL AND GAS PROGRAM 1979-2
                               LIMITED PARTNERSHIP

                               By: DYCO PETROLEUM CORPORATION
                                   General Partner

                               March 25, 2002


                               By:  //s//Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill   President and       March 25, 2002
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s//Craig D. Loseke   Chief Financial     March 25, 2002
      -------------------    Officer (Principal
         Craig D. Loseke     Financial and
                             Accounting Officer)

      //s//Judy K. Fox       Secretary           March 25, 2002
      -------------------
        Judy K. Fox

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