Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2002-05-07
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2002                           33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,       December 31,
                                                  2002              2001
                                               -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 51,933         $ 52,398
   Accrued oil and gas sales                       31,375           30,304
                                                 --------         --------
      Total current assets                       $ 83,308         $ 82,702

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            70,789           72,581

DEFERRED CHARGE                                    34,226           34,226
                                                 --------         --------
                                                 $188,323         $189,509
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,189         $  6,013
                                                 --------         --------
      Total current liabilities                  $  5,189         $  6,013

ACCRUED LIABILITY                                $ 33,280         $ 33,280

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  1,499         $  1,503
   Limited Partners, issued and
      outstanding, 3,140 Units                    148,355          148,713
                                                 --------         --------
      Total Partners' capital                    $149,854         $150,216
                                                 --------         --------
                                                 $188,323         $189,509
                                                 ========         ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $52,817           $192,037
   Interest                                         191              1,102
                                                -------           --------
                                                $53,008           $193,139

COSTS AND EXPENSES:
   Oil and gas production                       $28,643           $ 23,007
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  1,792              4,372
   General and administrative
      (Note 2)                                   22,935             23,818
                                                -------           --------
                                                $53,370           $ 51,197
                                                -------           --------

NET INCOME (LOSS)                              ($   362)          $141,942
                                                =======           ========
GENERAL PARTNER (1%) - net income
   (loss)                                      ($     4)          $  1,419
                                                =======           ========
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($   358)          $140,523
                                                =======           ========
NET INCOME (LOSS) PER UNIT                     ($   .11)          $  44.75
                                                =======           ========
UNITS OUTSTANDING                                 3,172              3,172
                                                =======           ========







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                               ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($   362)           $141,942
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                1,792               4,372
      Increase in accrued oil and gas
        sales                                  (  1,071)          (   5,866)
      Decrease in accounts receivable -
        General Partner                               -              13,487
      Increase (decrease) in accounts
        payable                                (    824)                143
                                                -------            --------
   Net cash provided (used) by operating
      activities                               ($   465)           $154,078
                                                -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $     -            $     47
                                                -------            --------
   Net cash provided by investing
      activities                                $     -            $     47
                                                -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -           ($126,880)
                                                -------            --------
   Net cash used by financing
      activities                                $     -           ($126,880)
                                                -------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   465)           $ 27,245

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           52,398              50,340
                                                -------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $51,933            $ 77,585
                                                =======            ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 71,536         $ 95,915
   Accrued oil and gas sales                       31,261           32,442
                                                 --------         --------
      Total current assets                       $102,797         $128,357

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           188,551          181,313

DEFERRED CHARGE                                    60,941           60,941
                                                 --------         --------
                                                 $352,289         $370,611
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 13,434         $ 28,378
   Gas imbalance payable                           61,317           61,317
                                                 --------         --------
      Total current liabilities                  $ 74,751         $ 89,695

ACCRUED LIABILITY                                $ 13,911         $ 13,911

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  2,637         $  2,671
   Limited Partners, issued and
      outstanding, 2,860 Units                    260,990          264,334
                                                 --------         --------
      Total Partners' capital                    $263,627         $267,005
                                                 --------         --------
                                                 $352,289         $370,611
                                                 ========         ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                               ---------          --------

REVENUES:
   Oil and gas sales                            $56,275           $177,877
   Interest                                         315              1,626
                                                -------           --------
                                                $56,590           $179,503

COSTS AND EXPENSES:
   Oil and gas production                       $34,959           $ 26,342
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,439              7,222
   General and administrative
      (Note 2)                                   20,570             21,355
                                                -------           --------
                                                $59,968           $ 54,919
                                                -------           --------

NET INCOME (LOSS)                              ($ 3,378)          $124,584
                                                =======           ========
GENERAL PARTNER (1%) - net income
   (loss)                                      ($    34)          $  1,246
                                                =======           ========
LIMITED PARTNERS (99%) - net income
   (loss)                                      ($ 3,344)          $123,338
                                                =======           ========
NET INCOME (LOSS) PER UNIT                     ($  1.17)          $  43.12
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               ---------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 3,378)         $124,584
   Adjustments to reconcile net
      income (loss) to net cash provided
      (used) by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                4,439             7,222
      (Increase) decrease in accrued
        oil and gas sales                         1,181         (  11,622)
      Decrease in accounts payable             ( 14,944)        (   2,978)
                                                -------          --------
   Net cash provided (used) by operating
      activities                               ($12,702)         $117,206
                                                -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($11,677)        ($    948)
                                                -------          --------
   Net cash used by investing
      activities                               ($11,677)        ($    948)
                                                -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -         ($101,115)
                                                -------          --------
   Net cash used by financing
      activities                                $     -         ($101,115)
                                                -------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($24,379)         $ 15,143

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           95,915           103,150
                                                -------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $71,536          $118,293
                                                =======          ========








                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the 1979-1 Program incurred such expenses totaling $22,935 and $23,818, respectively, of which $14,490 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2002 and 2001, the 1979-2 Program incurred such expenses totaling $20,570 and $21,355, respectively, of which $12,144 as paid each period to Dyco and its affiliates.

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

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. However, during the first quarter of 2002, the 1979-2 Program incurred costs of approximately $12,000 for a successful workover on the Loula Unit #1-A well located in Caddo County, Oklahoma in which the 1979-2 Program owns an interest of approximately 25.32%. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      1979-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002               2001
                                                 -------            --------
      Oil and gas sales                          $52,817            $192,037
      Oil and gas production expenses            $28,643            $ 23,007
      Barrels produced                                 9                  20
      Mcf produced                                25,007              28,004
      Average price/Bbl                          $ 18.00            $  28.90
      Average price/Mcf                          $  2.11            $   6.84

      As shown in the table above, total oil and gas sales decreased $139,220 (72.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $118,000 was related to a decrease in the average price of gas sold and approximately $20,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 11 barrels and 2,997 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 2001, (ii) a negative gas balancing adjustment on another well during the three months ended March 31, 2002, and (iii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 2001. Average oil and gas prices decreased to $18.00 per barrel and $2.11 per Mcf, respectively, for the three months ended March 31, 2002 from $28.90 per barrel and $6.84 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,636 (24.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to workover expenses incurred on one well during the three months ended March 31, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 54.2% for the three months ended March 31, 2002 from 12.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,580 (59.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. This decrease was partially offset by a decrease in the gas price used in the valuation of reserves at March 31, 2002 as compared to March 31, 2001. As a percentage of oil and gas sales, this expense increased to 3.4% for the three months ended March 31, 2002 from 2.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $883 (3.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 43.4% for the three months ended March 31, 2002 from 12.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002              2001
                                                 -------           --------
      Oil and gas sales                          $56,275           $177,877
      Oil and gas production expenses            $34,959           $ 26,342
      Barrels produced                               113                101
      Mcf produced                                22,341             25,885
      Average price/Bbl                          $ 18.96           $  27.68
      Average price/Mcf                          $  2.42           $   6.76

      As shown in the table above, total oil and gas sales decreased $121,602 (68.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $97,000 was related to a decrease in the average price of gas sold and approximately $24,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 12 barrels, while volumes of gas sold decreased 3,544 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices decreased to $18.96 per barrel and $2.42 per Mcf, respectively, for the three months ended March 31, 2002 from $27.68 per barrel and $6.76 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,617 (32.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to workover expenses incurred on two wells during the three months ended March 31, 2002. This increase was partially offset by (i) a negative prior period lease operating expense adjustment on one well during the three months ended March 31, 2002 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 62.1% for the three months ended March 31, 2002 from 14.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,783 (38.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decrease in volumes of gas sold. These decreases were partially offset by a decrease in the gas price used in the valuation of reserves at March 31, 2002 as compared to March 31, 2001. As a percentage of oil and gas sales, this expense increased to 7.9% for the three months ended March 31, 2002 from 4.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $785 (3.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 36.6% for the three months ended March 31, 2002 from 12.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer