Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1979-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
filed 2002-08-05
CIK 806573, 806574

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                             Commission File Number
   June 30, 2002                                  33-10346-07 (1979-1)
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,        December 31,
                                                  2002              2001
                                               -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 78,597         $ 52,398
   Accrued oil and gas sales                       45,722           30,304
                                                 --------         --------
      Total current assets                       $124,319         $ 82,702

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            68,273           72,581

DEFERRED CHARGE                                    34,226           34,226
                                                 --------         --------
                                                 $226,818         $189,509
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  5,220         $  6,013
                                                 --------         --------
      Total current liabilities                  $  5,220         $  6,013

ACCRUED LIABILITY                                $ 33,280         $ 33,280

PARTNERS' CAPITAL:
   General Partner, 32 general
      partner units                              $  1,884         $  1,503
   Limited Partners, issued and
      outstanding, 3,140 Units                    186,434          148,713
                                                 --------         --------
      Total Partners' capital                    $188,318         $150,216
                                                 --------         --------
                                                 $226,818         $189,509
                                                 ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                                -------           --------

REVENUES:
   Oil and gas sales                            $70,757           $120,193
   Interest                                         169              1,057
                                                -------           --------
                                                $70,926           $121,250

COSTS AND EXPENSES:
   Oil and gas production                       $14,842           $ 16,855
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  2,374              6,848
   General and administrative
      (Note 2)                                   15,246             15,670
                                                -------           --------
                                                $32,462           $ 39,373
                                                -------           --------

NET INCOME                                      $38,464           $ 81,877
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   385           $    819
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $38,079           $ 81,058
                                                =======           ========
NET INCOME PER UNIT                             $ 12.12           $  25.81
                                                =======           ========
UNITS OUTSTANDING                                 3,172              3,172
                                                =======           ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                            $123,574          $312,230
   Interest                                          360             2,159
                                                --------          --------
                                                $123,934          $314,389

COSTS AND EXPENSES:
   Oil and gas production                       $ 43,485          $ 39,862
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,166            11,220
   General and administrative
      (Note 2)                                    38,181            39,488
                                                --------          --------
                                                $ 85,832          $ 90,570
                                                --------          --------

NET INCOME                                      $ 38,102          $223,819
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    381          $  2,238
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 37,721          $221,581
                                                ========          ========
NET INCOME PER UNIT                             $  12.01          $  70.56
                                                ========          ========
UNITS OUTSTANDING                                  3,172             3,172
                                                ========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                               ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $38,102            $223,819
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                4,166              11,220
      (Increase) decrease in accrued oil
        and gas sales                          ( 15,418)             23,846
      Decrease in accounts receivable -
        General Partner                               -              13,487
      Increase (decrease) in accounts
        payable                                (    793)                362
                                                -------            --------
   Net cash provided by operating
      activities                                $26,057            $272,734
                                                -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $   142            $    101
                                                -------            --------
   Net cash provided by investing
      activities                                $   142            $    101
                                                -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -           ($269,620)
                                                -------            --------
   Net cash used by financing
      activities                                $     -           ($269,620)
                                                -------            --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $26,199            $  3,215

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           52,398              50,340
                                                -------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $78,597            $ 53,555
                                                =======            ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 94,489         $ 95,915
   Accrued oil and gas sales                       44,697           32,442
                                                 --------         --------
      Total current assets                       $139,186         $128,357

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           181,828          181,313

DEFERRED CHARGE                                    59,389           60,941
                                                 --------         --------
                                                 $380,403         $370,611
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 11,082         $ 28,378
   Gas imbalance payable                           61,317           61,317
                                                 --------         --------
      Total current liabilities                  $ 72,399         $ 89,695

ACCRUED LIABILITY                                $ 13,911         $ 13,911

PARTNERS' CAPITAL:
   General Partner, 29 general
      partner units                              $  2,942         $  2,671
   Limited Partners, issued and
      outstanding, 2,860 Units                    291,151          264,334
                                                 --------         --------
      Total Partners' capital                    $294,093         $267,005
                                                 --------         --------
                                                 $380,403         $370,611
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                                -------           --------

REVENUES:
   Oil and gas sales                            $77,534           $108,222
   Interest                                         248              1,506
                                                -------           --------
                                                $77,782           $109,728

COSTS AND EXPENSES:
   Oil and gas production                       $28,452           $ 22,166
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,031             11,144
   General and administrative
      (Note 2)                                   12,833             13,295
                                                -------           --------
                                                $47,316           $ 46,605
                                                -------           --------

NET INCOME                                      $30,466           $ 63,123
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   305           $    631
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $30,161           $ 62,492
                                                =======           ========
NET INCOME PER UNIT                             $ 10.55           $  21.85
                                                =======           ========
UNITS OUTSTANDING                                 2,889              2,889
                                                =======           ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                            $133,809          $286,099
   Interest                                          563             3,132
                                                --------          --------
                                                $134,372          $289,231

COSTS AND EXPENSES:
   Oil and gas production                       $ 63,411          $ 48,508
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,470            18,366
   General and administrative
      (Note 2)                                    33,403            34,650
                                                --------          --------
                                                $107,284          $101,524
                                                --------          --------

NET INCOME                                      $ 27,088          $187,707
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    271          $  1,877
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 26,817          $185,830
                                                ========          ========
NET INCOME PER UNIT                             $   9.38          $  64.97
                                                ========          ========
UNITS OUTSTANDING                                  2,889             2,889
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               ---------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $27,088          $187,707
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               10,470            18,366
      (Increase) decrease in accrued
        oil and gas sales                      ( 12,255)           14,472
      Decrease in deferred charge                 1,552                 -
      Decrease in accounts payable             ( 17,296)        (   2,785)
                                                -------          --------
   Net cash provided by operating
      activities                                $ 9,559          $217,760
                                                -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         ($10,985)        ($    948)
                                                -------          --------
   Net cash used by investing
      activities                               ($10,985)        ($    948)
                                                -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -         ($216,675)
                                                -------          --------
   Net cash used by financing
      activities                                $     -         ($216,675)
                                                -------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 1,426)         $    137

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           95,915           103,150
                                                -------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $94,489          $103,287
                                                =======          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1979-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1979-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1979-1 and 1979-2 Limited Partnerships (individually, the "1979-1 Program" or the "1979-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the 1979-1 Program incurred such expenses totaling $15,246 and $15,670, respectively, of which $14,490 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1979-1 Program incurred such expenses totaling $38,181 and $39,488, respectively, of which $28,980 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2002 and 2001, the 1979-2 Program incurred such expenses totaling $12,833 and $13,295, respectively, of which $12,144 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1979-2 Program incurred such expenses totaling $33,403 and $34,650, respectively, of which $24,288 as paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 48% and 49%, respectively, of the units in the 1979-1 Program and 1979-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.

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

TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Programs effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Programs. However, as described in Item 5 there is a possibility that the Programs will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Programs are terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. However, during the six months ended June 30, 2002, capital expenditures for the 1979-2 Program totaled $10,985. These expenditures were primarily due to a successful workover of the Loula Unit #1-A well located in Caddo County, Oklahoma, in which the 1979-2 Program owns an interest of approximately 25.3%. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      1979-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2002               2001
                                                 -------            --------
      Oil and gas sales                          $70,757            $120,193
      Oil and gas production expenses            $14,842            $ 16,855
      Barrels produced                                 -                   6
      Mcf produced                                23,459              30,457
      Average price/Bbl                          $     -            $  24.00
      Average price/Mcf                          $  3.02            $   3.94

      As shown in the table above, total oil and gas sales decreased $49,436 (41.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $28,000 was related to a decrease in volumes of gas sold and (ii) $22,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 6 barrels and 6,998 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the three months ended June 30, 2001 and (ii) normal declines in production. The average oil price was $24.00 per barrel during the three months ended June 30, 2001. Average gas prices decreased to $3.02 per Mcf for the three months ended June 30, 2002 from $3.94 per Mcf for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,013 (11.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on one well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 21.0% for the three months ended June 30, 2002 from 14.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,474 (65.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decrease in the average price of gas sold and
      (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.4% for the three months ended June 30, 2002 from 5.7% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $424 (2.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 21.5% for the three months ended June 30, 2002 from 13.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                   2002               2001
                                                 --------           --------
      Oil and gas sales                          $123,574           $312,230
      Oil and gas production expenses            $ 43,485           $ 39,862
      Barrels produced                                  9                 26
      Mcf produced                                 48,466             58,461
      Average price/Bbl                          $  18.00           $  27.77
      Average price/Mcf                          $   2.55           $   5.33

      As shown in the table above, total oil and gas sales decreased $188,656 (60.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $135,000 was related to a decrease in the average price of gas sold and (ii) $53,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 17 barrels and 9,995 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments on two wells during the six months ended June 30, 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $18.00 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 2002 from $27.77 per barrel and $5.33 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,623 (9.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on one well during the six months ended June 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 35.2% for the six months ended June 30, 2002 from 12.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,054 (62.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.4% for the six months ended June 30, 2002 from 3.6% for the six months ended June 30, 2001.

      General and administrative expenses decreased $1,307 (3.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 30.9% for the six months ended June 30, 2002 from 12.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1979-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2002              2001
                                                 -------           --------
      Oil and gas sales                          $77,534           $108,222
      Oil and gas production expenses            $28,452           $ 22,166
      Barrels produced                                86                274
      Mcf produced                                22,616             21,775
      Average price/Bbl                          $ 25.73           $  26.92
      Average price/Mcf                          $  3.33           $   4.63

      As shown in the table above, total oil and gas sales decreased $30,688 (28.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $29,000 was related to a decrease in the average price of gas sold and (ii) $5,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $4,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 188 barrels, while volumes of gas sold increased 841 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the three months ended June 30, 2002 due to gas balancing and (ii) increased production on another well due to the successful workover of that well during late 2001. These increases were partially offset by normal declines in production. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the 1979-2 Program. Average oil and gas prices decreased to $25.73 per barrel and $3.33 per Mcf, respectively, for the three months ended June 30, 2002 from $26.92 per barrel and $4.63 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,286 (28.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to workover expenses incurred on one well during the three months ended June 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.7% for the three months ended June 30, 2002 from 20.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,113 (45.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.8% for the three months ended June 30, 2002 from 10.3% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $462 (3.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.6% for the three months ended June 30, 2002 from 12.3% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                   2002              2001
                                                 --------          --------
      Oil and gas sales                          $133,809          $286,099
      Oil and gas production expenses            $ 63,411          $ 48,508
      Barrels produced                                199               375
      Mcf produced                                 44,957            47,660
      Average price/Bbl                          $  21.89          $  27.12
      Average price/Mcf                          $   2.88          $   5.79

      As shown in the table above, total oil and gas sales decreased $152,290 (53.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $131,000 was related to a decrease in the average price of gas sold and (ii) $16,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 176 barrels and 2,703 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) the 1979-2 Program's receipt of an increased percentage of sales on one well during the six months ended June 30, 2002 due to gas balancing and (ii) increased production on another well due to the successful workover of that well during late 2001. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the 1979-2 Program. Average oil and gas prices decreased to $21.89 per barrel and $2.88 per Mcf, respectively, for the six months ended June 30, 2002 from $27.12 per barrel and $5.79 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,903 (30.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on two wells during the six months ended June 30, 2002. This increase wasf partially offset by (i) a negative prior period lease operating expense adjustment on one well during the six months ended June 30, 2002 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 47.4% for the six months ended June 30, 2002 from 17.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,896 (43.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.8% for the six months ended June 30, 2002 from 6.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,247 (3.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 25.0% for the six months ended June 30, 2002 from 12.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act"). Copies of the Notices are attached to this Quarterly Report on Form 10-Q as Exhibits.

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 48% and 49%, respectively, of the units in the 1979-1 Program and 1979-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the 1979-1 Program's limited partners dated July 31, 2002.

            20.2 Letter to the 1979-2 Program's limited partners dated July 31, 2002.

            99.1   Certification pursuant  to 18 U.S.C. Section 1350, as adopted
                   pursuant to  Section   906  of the Sarbanes-Oxley Act of 2002
                   for the 1979-1 Program.

            99.2   Certification pursuant  to 18 U.S.C. Section 1350, as adopted
                   pursuant to   Section  906  of the Sarbanes-Oxley Act of 2002
                   for the 1979-2 Program.

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


                              DYCO OIL AND GAS PROGRAM 1979-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1979-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002         By:        /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002         By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer